Form 10-Q
period 1995-06-30
COLUMBUS SOUTHERN POWER CO /OH/
filed 1995-08-14
CIK 22198

THE CONSOLIDATED 10-Q FOR AMERICAN ELECTRIC POWER CO., INC, AND
SUBSIDIARIES IS REQUESTED TO INCLUDED AS PART OF THE FILING.


                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Quarterly Period Ended June 30, 1995

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Transition Period from          to
Commission           Registrant; State of Incorporation;                I. R. S. Employer
File Number           Address; and Telephone Number                     Identification No.
  1-3525      AMERICAN ELECTRIC POWER COMPANY, INC.                          13-4922640
              (A New York Corporation)
              1 Riverside Plaza, Columbus, Ohio  43215
              Telephone (614) 223-1000

  0-18135     AEP GENERATING COMPANY (An Ohio Corporation)                   31-1033833
              1 Riverside Plaza, Columbus, Ohio  43215
              Telephone (614) 223-1000

  1-3457      APPALACHIAN POWER COMPANY (A Virginia Corporation)             54-0124790
              40 Franklin Road, Roanoke, Virginia  24011
              Telephone (703) 985-2300

  1-2680      COLUMBUS SOUTHERN POWER COMPANY (An Ohio Corporation)          31-4154203
              215 North Front Street, Columbus, Ohio  43215
              Telephone (614) 464-7700

  1-3570      INDIANA MICHIGAN POWER COMPANY (An Indiana Corporation)        35-0410455
              One Summit Square
              P.O. Box 60, Fort Wayne, Indiana  46801
              Telephone (219) 425-2111

  1-6858      KENTUCKY POWER COMPANY (A Kentucky Corporation)                61-0247775
              1701 Central Avenue, Ashland, Kentucky  41101
              Telephone (606) 327-1111

  1-6543      OHIO POWER COMPANY (An Ohio Corporation)                       31-4271000
              301 Cleveland Avenue S.W., Canton, Ohio  44702
              Telephone (216) 456-8173

AEP Generating Company, Columbus Southern Power Company and Kentucky Power Company meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are
therefore filing this Form 10-Q with the reduced disclosure format specified in General
Instruction H(2) to Form 10-Q.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past
90 days.
                                                            Yes   X          No
The number of shares outstanding of American Electric Power Company, Inc. Common Stock,
par value $6.50, at July 31, 1995 was 185,935,000.

        AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                                  FORM 10-Q

                     For The Quarter Ended June 30, 1995

                                    INDEX

                                                                           Page
Part I.  FINANCIAL INFORMATION
           American Electric Power Company, Inc. and Subsidiary Companies:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . .  A-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . .  A-2 - A-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . .  A-4
             Notes to Consolidated Financial Statements . . . . . . . . .  A-5 - A-6
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . .  A-7 - A-9

           AEP Generating Company:
             Statements of Income and Statements of Retained Earnings . .  B-1
             Balance Sheets . . . . . . . . . . . . . . . . . . . . . . .  B-2 - B-3
             Statements of Cash Flows . . . . . . . . . . . . . . . . . .  B-4
             Notes to Financial Statements. . . . . . . . . . . . . . . .  B-5
             Management's Narrative Analysis of Results of Operations . .  B-6 - B-7

           Appalachian Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . .  C-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . .  C-2 - C-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . .  C-4
             Notes to Consolidated Financial Statements . . . . . . . . .  C-5
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . .  C-6 - C-8

           Columbus Southern Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . .  D-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . .  D-2 - D-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . .  D-4
             Notes to Consolidated Financial Statements . . . . . . . . .  D-5
             Management's Narrative Analysis of Results of Operations . .  D-6 - D-7

           Indiana Michigan Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . .  E-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . .  E-2 - E-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . .  E-4
             Notes to Consolidated Financial Statements . . . . . . . . .  E-5 - E-6
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . .  E-7 - E-9

           Kentucky Power Company:
             Statements of Income and Statements of Retained Earnings . .  F-1
             Balance Sheets . . . . . . . . . . . . . . . . . . . . . . .  F-2 - F-3
             Statements of Cash Flows . . . . . . . . . . . . . . . . . .  F-4
             Notes to Financial Statements. . . . . . . . . . . . . . . .  F-5
             Management's Narrative Analysis of Results of Operations . .  F-6 - F-7

           Ohio Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . .  G-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . .  G-2 - G-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . .  G-4
             Notes to Consolidated Financial Statements . . . . . . . . .  G-5
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . .  G-6 - G-8


                                    AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                                    FORM 10-Q

                                    For The Quarter Ended June 30, 1995

                                      INDEX

                                                                         Page
Part II. OTHER INFORMATION

           Item 1 . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-1
           Item 4 . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-1 - II-3
           Item 5 . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-3 - II-4
           Item 6 . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-4

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-5




   This combined Form 10-Q is separately filed by American Electric Power Company,
Inc., AEP Generating Company, Appalachian Power Company, Columbus Southern Power
Company, Indiana Michigan Power Company, Kentucky Power Company and Ohio Power Company.
Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to the other registrants.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per-share amounts)
                                  (UNAUDITED)
                                             Three Months Ended       Six Months Ended
                                                  June 30,                 June 30,
                                              1995        1994        1995        1994
OPERATING REVENUES . . . . . . . . . . . . $1,305,342  $1,348,563  $2,721,511  $2,836,747

OPERATING EXPENSES:
  Fuel and Purchased Power . . . . . . . .    357,055     430,823     769,042     932,392
  Other Operation. . . . . . . . . . . . .    288,467     244,398     549,023     490,730
  Maintenance. . . . . . . . . . . . . . .    131,388     132,165     261,996     275,527
  Depreciation and Amortization. . . . . .    147,243     142,611     294,420     281,442
  Taxes Other Than Federal Income Taxes. .    117,271     121,963     247,256     250,183
  Federal Income Taxes . . . . . . . . . .     52,702      57,176     131,071     129,597

          TOTAL OPERATING EXPENSES . . . .  1,094,126   1,129,136   2,252,808   2,359,871

OPERATING INCOME . . . . . . . . . . . . .    211,216     219,427     468,703     476,876

NONOPERATING INCOME (LOSS) . . . . . . . .         83      (6,283)      4,881         957

INCOME BEFORE INTEREST CHARGES AND
 PREFERRED DIVIDENDS . . . . . . . . . . .    211,299     213,144     473,584     477,833

INTEREST CHARGES . . . . . . . . . . . . .    100,721      96,036     201,134     194,607

PREFERRED STOCK DIVIDEND REQUIREMENTS
 OF SUBSIDIARIES . . . . . . . . . . . . .     14,100      13,315      28,122      26,478

NET INCOME . . . . . . . . . . . . . . . . $   96,478  $  103,793  $  244,328  $  256,748

AVERAGE NUMBER OF SHARES OUTSTANDING . . .    185,671     184,535     184,494     184,535

EARNINGS PER SHARE . . . . . . . . . . . .      $0.52       $0.56       $1.32       $1.39

CASH DIVIDENDS PAID PER SHARE. . . . . . .      $0.60       $0.60       $1.20       $1.20

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                  (UNAUDITED)
                                             Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                              1995        1994        1995        1994
                                                         (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . $1,362,170  $1,311,401  $1,325,581  $1,269,283

NET INCOME . . . . . . . . . . . . . . . .     96,478     103,793     244,328     256,748

DEDUCTIONS:
  Cash Dividends Declared. . . . . . . . .    111,352     110,722     222,495     221,445
  Other. . . . . . . . . . . . . . . . . .         36         436         154         550

BALANCE AT END OF PERIOD . . . . . . . . . $1,347,260  $1,304,036  $1,347,260  $1,304,036


See Notes to Consolidated Financial Statements.
/TABLE

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                                                June 30,     December 31,
                                                                  1995           1994
                                                                    (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . . . .    $ 9,221,368    $ 9,172,766
  Transmission . . . . . . . . . . . . . . . . . . . . . .      3,290,181      3,247,280
  Distribution . . . . . . . . . . . . . . . . . . . . . .      4,053,712      3,966,442
  General (including mining assets and nuclear fuel) . . .      1,460,057      1,529,436
  Construction Work in Progress. . . . . . . . . . . . . .        282,223        258,700
          Total Electric Utility Plant . . . . . . . . . .     18,307,541     18,174,624
  Accumulated Depreciation and Amortization. . . . . . . .      6,955,693      6,826,514

          NET ELECTRIC UTILITY PLANT . . . . . . . . . . .     11,351,848     11,348,110





OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . . . .        763,934        735,042





CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . . . .        129,198         62,866
  Accounts Receivable. . . . . . . . . . . . . . . . . . .        459,935        436,915
  Allowance for Uncollectible Accounts . . . . . . . . . .         (7,236)        (4,056)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . .        341,474        306,700
  Materials and Supplies . . . . . . . . . . . . . . . . .        221,276        216,741
  Accrued Utility Revenues . . . . . . . . . . . . . . . .        155,301        167,486
  Prepayments and Other. . . . . . . . . . . . . . . . . .        146,665         94,786

          TOTAL CURRENT ASSETS . . . . . . . . . . . . . .      1,446,613      1,281,438



REGULATORY ASSETS. . . . . . . . . . . . . . . . . . . . .      2,129,235      2,173,867



DEFERRED CHARGES . . . . . . . . . . . . . . . . . . . . .        269,038        360,080

            TOTAL. . . . . . . . . . . . . . . . . . . . .    $15,960,668    $15,898,537

See Notes to Consolidated Financial Statements.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                                               June 30,      December 31,
                                                                 1995            1994
                                                                    (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock-Par Value $6.50:
                                1995          1994
    Shares Authorized . . . .300,000,000   300,000,000
    Shares Issued . . . . . .194,934,992   194,234,992
    (8,999,992 shares were held in treasury) . . . . . . .   $ 1,267,077     $ 1,262,527
  Paid-in Capital. . . . . . . . . . . . . . . . . . . . .     1,650,719       1,641,522
  Retained Earnings. . . . . . . . . . . . . . . . . . . .     1,347,260       1,325,581
          Total Common Shareholders' Equity. . . . . . . .     4,265,056       4,229,630
  Cumulative Preferred Stocks of Subsidiaries:
    Not Subject to Mandatory Redemption. . . . . . . . . .       233,240         233,240
    Subject to Mandatory Redemption. . . . . . . . . . . .       590,300         590,300
  Long-term Debt . . . . . . . . . . . . . . . . . . . . .     4,731,543       4,686,648

          TOTAL CAPITALIZATION . . . . . . . . . . . . . .     9,820,139       9,739,818

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . . . .       788,189         735,689

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . . . .       349,353         293,671
  Short-term Debt. . . . . . . . . . . . . . . . . . . . .       430,875         316,985
  Accounts Payable . . . . . . . . . . . . . . . . . . . .       164,712         251,186
  Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .       284,895         382,677
  Interest Accrued . . . . . . . . . . . . . . . . . . . .        85,856          88,916
  Obligations Under Capital Leases . . . . . . . . . . . .        87,937          93,252
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .       312,046         339,998

          TOTAL CURRENT LIABILITIES. . . . . . . . . . . .     1,715,674       1,766,685

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . .     2,644,540       2,659,377

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . . . .       444,048         456,043

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . . . .       407,794         415,226

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . . . .       140,284         125,699

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . . . .   $15,960,668     $15,898,537

See Notes to Consolidated Financial Statements.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                                      Six Months Ended
                                                                          June 30,
                                                                     1995         1994
                                                                       (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 244,328    $ 256,748
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . . . . .   285,933      278,790
    Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . .     2,527       (3,429)
    Deferred Investment Tax Credits. . . . . . . . . . . . . . . .   (11,903)     (16,302)
    Amortization of Deferred Property Taxes. . . . . . . . . . . .    72,657       59,910
    Amortization of Operating Expenses and
       Carrying Charges (net). . . . . . . . . . . . . . . . . . .    35,448        3,808
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . . . . .   (19,840)     (11,288)
    Fuel, Materials and Supplies . . . . . . . . . . . . . . . . .   (39,309)      28,974
    Accrued Utility Revenues . . . . . . . . . . . . . . . . . . .    12,185       17,062
    Prepayments and Other Current Assets . . . . . . . . . . . . .   (51,879)     (33,111)
    Accounts Payable . . . . . . . . . . . . . . . . . . . . . . .   (86,474)     (13,745)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . . . . .   (97,782)     (83,451)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . . . . .   (12,247)     (54,610)
        Net Cash Flows From Operating Activities . . . . . . . . .   333,644      429,356

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . . . . .  (280,956)    (292,509)
  Proceeds from Sale of Property and Other . . . . . . . . . . . .    10,551       37,608
        Net Cash Flows Used For Investing Activities . . . . . . .  (270,405)    (254,901)

FINANCING ACTIVITIES:
  Issuance of Common Stock . . . . . . . . . . . . . . . . . . . .    23,371         -
  Issuance of Cumulative Preferred Stock . . . . . . . . . . . . .      -          88,787
  Issuance of Long-term Debt . . . . . . . . . . . . . . . . . . .   264,415      335,771
  Change in Short-term Debt (net). . . . . . . . . . . . . . . . .   113,890       88,327
  Retirement of Cumulative Preferred Stock . . . . . . . . . . . .      -         (35,800)
  Retirement of Long-term Debt . . . . . . . . . . . . . . . . . .  (176,088)    (440,310)
  Dividends Paid on Common Stock . . . . . . . . . . . . . . . . .  (222,495)    (221,445)
        Net Cash Flows From (Used For) Financing Activities. . . .     3,093     (184,670)

Net Increase (Decrease) in Cash and Cash Equivalents . . . . . . .    66,332      (10,215)
Cash and Cash Equivalents at Beginning of Period . . . . . . . . .    62,866       42,561
Cash and Cash Equivalents at End of Period . . . . . . . . . . . . $ 129,198    $  32,346

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $197,982,000 and $194,515,000 and for income  taxes was  $151,158,000  and  $146,597,000 in 1995  and 1994, respectively.
  Noncash  acquisitions  under  capital  leases were $49,813,000 and  $116,161,000 in 1995 and 1994, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1995
                                (UNAUDITED)

1. GENERAL

       The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1994 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation.



2. FINANCING AND RELATED ACTIVITIES

       Significant financing transactions by subsidiaries during the first six months of 1995 included the following:

                                                Principal Amount
                                                 (in thousands)

    Issuances:    Junior Subordinated Deferrable
                    Interest Debentures
                     8.72% Series Due 2025           $40,000

                  First Mortgage Bonds
                     8% Series due 2025               50,000
                     8% Series due 2005               50,000
                     6.89% Series due 2005            30,000

                  Installment Purchase Contracts
                     6.55% Series 1995 A due 2025     50,000
                     (a) Series 1995 B due 2025       50,000

    Retirements:  First Mortgage Bonds
                     9-1/8% Series due 2019          $47,000
                     9-7/8% Series due 2020           26,900

                  Installment Purchase Contracts
                     9-1/4% Series due 2014           50,000

                  Notes Payable
                     8.79% due 1995                   50,000

   (a) The variable rate Series B will accrue interest at a daily, weekly, commercial paper, or term rate as designated by the Company and was issued at an initial weekly rate of 4.2%.

       Redemption of a subsidiary's 9-1/8% Series First Mortgage
   Bonds due in 2019 reduced the restriction on subsidiaries use of retained earnings for the payment of cash dividends on their common stock from $234 million to $230 million.

3. RESTRUCTURING

       On July 31, 1995 management announced plans to reduce staffing at the Company's fossil-fuel power plants. The plan is part of an AEP restructuring program to realign functionally all subsidiary company operations into separate AEP System power generation, energy delivery and non-core business groups. Job reductions throughout the Company's operations are expected to begin in the fall of 1995 and continue into 1996. Management is in the process of undertaking implementation efforts and at this time is not in a position to estimate the restructuring costs. The restructuring effort is expected to result in charges in 1995 and 1996 which will adversely affect results of operations.

4. CONTINGENCIES


       The Company continues to be involved in certain matters discussed in the 1994 Annual Report.

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION


                SECOND QUARTER 1995 vs. SECOND QUARTER 1994
                                    AND
                  YEAR-TO-DATE 1995 vs. YEAR-TO-DATE 1994
RESULTS OF OPERATIONS
   Net income decreased 7% or $7.3 million in the second quarter and 5% or $12.4 million in the year-to-date period reflecting a decline in energy sales as a result of mild weather in 1995 and increased other operation expenses and in the quarter, a rise in interest charges.
   Income statement items which changed significantly were:
                                     Increase (Decrease)
                             Second Quarter     Year-To-Date
                            (in millions)  %  (in millions)  %

Operating Revenues . . . . .    $(43.2)   (3)     $(115.2)  (4)
Fuel and Purchased
  Power Expense. . . . . . .     (73.8)  (17)      (163.4) (18)
Other Operation Expense. . .      44.1    18         58.3   12
Maintenance. . . . . . . . .      (0.8)   (1)       (13.5)  (5)
Depreciation and
  Amortization Expense . . .       4.6     3         13.0    5
Nonoperating Income (Loss) .       6.4   N.M.         3.9  N.M.
Interest Charges . . . . . .       4.7     5          6.5    3

N.M. = Not Meaningful

   Operating revenues declined as a result of decreased energy sales to wholesale customers and decreased fuel clause recoveries from retail customers due to a reduction in the fuel cost component of revenues and in the year-to-date period a 3% reduction in energy sales to weather-sensitive residential customers reflecting the mild weather. Wholesale energy sales declined 15% in the quarter and 19% in the year-to-date period resulting from the mild weather and increased availability of unaffiliated generating units in 1995. The reduction in the fuel cost component of revenues resulted from rate commission orders reflecting decreased fuel costs. Although energy sales to wholesale and residential customers decreased, sales to industrial customers increased 3% in each period reflecting increased usage due to increased production.
   Fuel and purchased power expense decreased significantly in both periods due to the weather-related decline in energy consumption. Also contributing to the decline in both periods was increased utilization of low-cost nuclear generation which had been unavailable in 1994 due to refueling and maintenance outages at the Cook Plant and a decrease in the average cost of fossil fuel due to reduced coal prices.
   Other operation expense increased in both periods due to rent expense and other operating costs of the Gavin Plant's new flue gas desulfurization systems which went into service in 1995; cost related to the development of a new activity based budgeting system; increased employee benefit costs; the effect of capitalization of software development costs in 1994 in accordance with a Virginia regulatory commission order; and regulatory-approved increases in amortization, concurrent with rate recovery, of certain low-income residential customers' payment programs.
   The reduction in maintenance expense reflects the completion of outage related maintenance at the Cook Plant nuclear units in 1994, reduced fossil plant maintenance due in part to the retirement of the Breed Plant in 1994 and a reduction in distribution line maintenance expenses. Distribution maintenance in 1994 was higher than normal due to damage caused by a series of severe winter storms.
   Depreciation and amortization expense increased primarily due to the conclusion of the Zimmer Plant phase-in deferrals on February 1, 1994 and the subsequent amortization of previously deferred balances commensurate with their recovery in rates.
   The increase in nonoperating income was mainly due to a 1994 provision for loss of $8.2 million after tax regarding a demand side management investment.
   Interest charges rose in the quarter primarily as a result of an increase in the balance of long-term debt outstanding.
FINANCIAL CONDITION
   Total plant and property additions including capital leases for the first six months were $332 million.
   During the first six months subsidiaries issued $220 million principal amount of long-term debt at interest rates ranging from 6.55% to 8.72% and $50 million at a variable rate which will accrue interest at a daily, weekly, commercial paper, or term rate as designated by the Company which was at an initial weekly rate of 4.2%; retired $174 million principal amount of long-term debt with interest rates ranging from 8.79% to 9-7/8%; and increased short-term debt by $114 million. Proceeds from the issuance of long-term debt were used to retire long-term debt in August 1995. RESTRUCTURING
   As part of an AEP restructuring program, management announced plans to reduce staffing at the Company's fossil-fuel power plants. The restructuring program, which is part of management's efforts to prepare for increased competition, calls for the functional realignment of all subsidiary company operations into separate AEP System power generation, energy delivery and non-core business groups. Staffing reductions throughout the Company's operations are expected to begin in the fall of 1995 and continue throughout 1996. Management is in the process of undertaking implementation efforts and at this time is not in a position to estimate the restructuring costs. The cost of the restructuring effort is expected to adversely affect results of operations in 1995 and 1996.

                                            AEP GENERATING COMPANY
                                            STATEMENTS OF INCOME
                                     (UNAUDITED)
                                           Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                             1995      1994         1995        1994
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . .   $53,819    $59,530     $113,994    $119,431

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .    22,078     25,709       48,640      51,739
  Rent - Rockport Plant Unit 2 . . . . .    14,977     16,574       31,626      33,152
  Other Operation. . . . . . . . . . . .     3,005      2,680        5,677       5,283
  Maintenance. . . . . . . . . . . . . .     3,458      2,790        6,341       5,575
  Depreciation . . . . . . . . . . . . .     5,417      5,408       10,834      10,816
  Taxes Other Than Federal Income Taxes.       534      1,403        1,747       2,492
  Federal Income Taxes . . . . . . . . .     1,017      1,166        2,105       2,475

          TOTAL OPERATING EXPENSES . . .    50,486     55,730      106,970     111,532

OPERATING INCOME . . . . . . . . . . . .     3,333      3,800        7,024       7,899

NONOPERATING INCOME. . . . . . . . . . .       992        868        1,821       1,685

INCOME BEFORE INTEREST CHARGES . . . . .     4,325      4,668        8,845       9,584

INTEREST CHARGES . . . . . . . . . . . .     2,391      2,392        4,792       4,817

NET INCOME . . . . . . . . . . . . . . .   $ 1,934    $ 2,276     $  4,053    $  4,767


                        STATEMENTS OF RETAINED EARNINGS
                                  (UNAUDITED)
                                           Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                             1995      1994         1995        1994
                                                         (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . .    $4,387    $1,269       $4,268      $1,339

NET INCOME . . . . . . . . . . . . . . .     1,934     2,276        4,053       4,767

CASH DIVIDENDS DECLARED. . . . . . . . .     2,000     2,360        4,000       4,921

BALANCE AT END OF PERIOD . . . . . . . .    $4,321    $1,185       $4,321      $1,185


The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.
/TABLE

                             AEP GENERATING COMPANY
                                 BALANCE SHEETS
                                  (UNAUDITED)
                                                              June 30,     December 31,
                                                                1995           1994
                                                                   (in thousands)

ASSETS
ELECTRIC UTILITY PLANT:
  Production. . . . . . . . . . . . . . . . . . . . . . . .   $628,386       $627,429
  General . . . . . . . . . . . . . . . . . . . . . . . . .      2,922          2,658
  Construction Work in Progress . . . . . . . . . . . . . .        973          1,441
          Total Electric Utility Plant. . . . . . . . . . .    632,281        631,528
  Accumulated Depreciation. . . . . . . . . . . . . . . . .    208,138        199,264


          NET ELECTRIC UTILITY PLANT. . . . . . . . . . . .    424,143        432,264




CURRENT ASSETS:
  Cash and Cash Equivalents . . . . . . . . . . . . . . . .          3              7
  Accounts Receivable . . . . . . . . . . . . . . . . . . .     20,710         19,868
  Fuel. . . . . . . . . . . . . . . . . . . . . . . . . . .     19,455         18,368
  Materials and Supplies. . . . . . . . . . . . . . . . . .      4,097          4,167
  Prepayments . . . . . . . . . . . . . . . . . . . . . . .        367            452


          TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .     44,632         42,862




REGULATORY ASSETS . . . . . . . . . . . . . . . . . . . . .     11,038         10,924


DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . . .     13,082         11,772




            TOTAL . . . . . . . . . . . . . . . . . . . . .   $492,895       $497,822

See Notes to Financial Statements.

                             AEP GENERATING COMPANY
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                              June 30,     December 31,
                                                                1995           1994
                                                                   (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - Par Value $1,000:
    Authorized and Outstanding - 1,000 Shares . . . . . . .   $  1,000       $  1,000
  Paid-in Capital . . . . . . . . . . . . . . . . . . . . .     47,735         47,735
  Retained Earnings . . . . . . . . . . . . . . . . . . . .      4,321          4,268
          Total Common Shareholder's Equity . . . . . . . .     53,056         53,003
  Long-term Debt. . . . . . . . . . . . . . . . . . . . . .     53,416         53,340

          TOTAL CAPITALIZATION. . . . . . . . . . . . . . .    106,472        106,343

OTHER NONCURRENT LIABILITIES. . . . . . . . . . . . . . . .      2,043          2,019

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year. . . . . . . . . . . .     55,000         55,000
  Short-term Debt - Notes Payable . . . . . . . . . . . . .      9,700          7,200
  Accounts Payable. . . . . . . . . . . . . . . . . . . . .      6,349          9,506
  Taxes Accrued . . . . . . . . . . . . . . . . . . . . . .      4,437          3,648
  Interest Accrued. . . . . . . . . . . . . . . . . . . . .      2,956          2,955
  Rent Accrued - Rockport Plant Unit 2. . . . . . . . . . .      4,963          6,490
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .      2,384          4,579

          TOTAL CURRENT LIABILITIES . . . . . . . . . . . .     85,789         89,378

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2 . . . . . . . . . . . . . . . . . .    207,310        211,089

DEFERRED INVESTMENT TAX CREDITS . . . . . . . . . . . . . .     78,780         80,471

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . .     12,501          8,522

            TOTAL . . . . . . . . . . . . . . . . . . . . .   $492,895       $497,822

See Notes to Financial Statements.
/TABLE

                             AEP GENERATING COMPANY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                                  Six Months Ended
                                                                      June 30,
                                                                1995           1994
                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $  4,053       $  4,767
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    10,834         10,816
    Deferred Income Taxes. . . . . . . . . . . . . . . . . .     3,547          2,945
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (1,691)        (1,692)
    Amortization of Deferred Gain on Sale
      and Leaseback - Rockport Plant Unit 2. . . . . . . . .    (3,779)        (3,779)
    Deferred Property Taxes. . . . . . . . . . . . . . . . .    (1,533)        (2,047)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable. . . . . . . . . . . . . . . . . . .      (842)           115
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    (1,017)        (2,518)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (3,157)         1,810
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .       789          2,779
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . . .    (1,527)          -
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    (1,615)         2,896
        Net Cash Flows From Operating Activities . . . . . .     4,062         16,092

INVESTING ACTIVITIES - Construction Expenditures . . . . . .    (2,566)        (2,050)

FINANCING ACTIVITIES:
  Capital Contributions Returned to Parent Company . . . . .      -            (4,100)
  Change in Short-term Debt (net). . . . . . . . . . . . . .     2,500         (5,000)
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .    (4,000)        (4,921)
        Net Cash Flows Used For Financing Activities . . . .    (1,500)       (14,021)

Net Increase (Decrease) in Cash and Cash Equivalents . . . .        (4)            21
Cash and Cash Equivalents at Beginning of Period . . . . . .         7              3
Cash and Cash Equivalents at End of Period . . . . . . . . .  $      3       $     24


Supplemental Disclosure:
  Cash  paid (received)  for interest net  of capitalized  amounts was  $4,632,000 and
  $4,659,000 and  for income taxes  was $(1,269,000) and $(986,000) in  1995 and 1994, respectively.

See Notes to Financial Statements.

                          AEP GENERATING COMPANY
                       NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1995
                                (UNAUDITED)

   GENERAL

       The accompanying unaudited financial statements should be read in conjunction with the 1994 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation.

                          AEP GENERATING COMPANY
         MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                SECOND QUARTER 1995 vs. SECOND QUARTER 1994
                                    AND
                  YEAR-TO-DATE 1995 vs. YEAR-TO-DATE 1994

   Operating revenues are derived from the sale of Rockport Plant energy and capacity to two affiliated companies and one unaffiliated utility pursuant to Federal Energy Regulatory Commission (FERC) approved long-term unit power agreements. The unit power agreements provide for recovery of costs including a FERC approved rate of return on common equity and a return on other capital net of temporary cash investments. Net income declined $0.3 million or 15% in the second quarter and $0.7 million or 15% in the year-to-date period reflecting a reduction in common equity on which a return is earned and a decreased return on other capital due to an increase in temporary cash investments during 1995. The reduction in common equity resulted from the return of $5.7 million of capital to the parent company during the second and third quarters of 1994.
   Income statement items which changed significantly were:
                                     Increase (Decrease)
                             Second Quarter       Year-to-Date
                            (in millions)   %  (in millions)   %

Operating Revenues . . . . .    $(5.7)    (10)     $(5.4)     (5)
Fuel Expense . . . . . . . .     (3.6)    (14)      (3.1)     (6)
Rent Expense-Rockport Plant
 Unit 2. . . . . . . . . . .     (1.6)    (10)      (1.5)     (5)
Other Operation Expense. . .      0.3      12        0.4       7
Maintenance Expense. . . . .      0.7      24        0.8      14
Taxes Other Than Federal
  Income Taxes . . . . . . .     (0.9)    (62)      (0.7)    (30)
Federal Income Taxes . . . .     (0.1)    (13)      (0.4)    (15)
Nonoperating Income. . . . .      0.1      14        0.1       8

   The decrease in operating revenues for the second quarter and year-to-date periods reflects the decrease in recoverable operating expenses in accordance with the unit power agreements as well as the reduced return on capital previously discussed.
   Fuel expense decreased due to a 15% reduction in generation during the second quarter and a 5% decrease in generation for the year-to-date period. Generation was lower due to Rockport Plant Unit 1 being out-of-service for general boiler inspection and repair during the second quarter of 1995. Rent expense for Rockport Plant Unit 2 decreased in both periods due to a favorable determination by the Indiana state tax department which resulted in the reversal of a provision recorded in the third quarter of 1994 for Indiana gross income tax applicable to the lease. Other operation expense increased due to increased engineering charges. The rise in maintenance expense during both periods was attributable to the planned boiler inspection and repairs of Rockport Plant Unit 1 which occurred during the second quarter of 1995.
   Taxes other than federal income taxes decreased for the second quarter and year-to-date periods reflecting a favorable Indiana property tax accrual adjustment and lower Indiana supplemental net income taxes attributable to reduced taxable income for state tax purposes. Federal income tax expense attributable to operations decreased in both periods due to a decrease in pre-tax operating income. The increase in nonoperating income was primarily due to an increase in interest income earned on temporary cash investments which increased during the periods.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                           Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                           1995         1994        1995         1994
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . . $339,957     $369,862    $747,473     $807,957

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   72,082       95,156     171,975      206,694
  Purchased Power. . . . . . . . . . . .   72,894       76,741     136,852      171,604
  Other Operation. . . . . . . . . . . .   55,942       45,875     105,915       94,467
  Maintenance. . . . . . . . . . . . . .   32,962       30,419      69,426       70,996
  Depreciation and Amortization. . . . .   33,338       31,670      66,428       63,182
  Taxes Other Than Federal Income Taxes.   27,613       29,356      59,342       62,405
  Federal Income Taxes . . . . . . . . .    6,287       11,983      29,552       30,005

          TOTAL OPERATING EXPENSES . . .  301,118      321,200     639,490      699,353

OPERATING INCOME . . . . . . . . . . . .   38,839       48,662     107,983      108,604
NONOPERATING LOSS. . . . . . . . . . . .   (3,804)        (853)     (4,639)      (3,543)
INCOME BEFORE INTEREST CHARGES . . . . .   35,035       47,809     103,344      105,061
INTEREST CHARGES . . . . . . . . . . . .   26,549       23,801      52,921       48,521
NET INCOME . . . . . . . . . . . . . . .    8,486       24,008      50,423       56,540
PREFERRED STOCK DIVIDEND REQUIREMENTS. .    4,097        3,688       8,201        7,280
EARNINGS APPLICABLE TO COMMON STOCK. . . $  4,389     $ 20,320    $ 42,222     $ 49,260

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                  (UNAUDITED)
                                           Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                           1995         1994        1995         1994
                                                         (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . $217,485     $229,721    $206,361     $227,816
NET INCOME . . . . . . . . . . . . . . .    8,486       24,008      50,423       56,540
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   26,709       27,035      53,418       54,070
    Cumulative Preferred Stock . . . . .    3,919        3,674       7,838        7,081
  Capital Stock Expense. . . . . . . . .      178          185         363          370

BALANCE AT END OF PERIOD . . . . . . . . $195,165     $222,835    $195,165     $222,835

The common stock of the Company is wholly owned by American Electric Power Company, Inc.
See Notes to Consolidated Financial Statements.
/TABLE

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                                            June 30,      December 31,
                                                              1995            1994
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $1,854,672      $1,848,263
  Transmission . . . . . . . . . . . . . . . . . . . .      1,031,271       1,010,344
  Distribution . . . . . . . . . . . . . . . . . . . .      1,366,009       1,315,915
  General. . . . . . . . . . . . . . . . . . . . . . .        163,652         160,752
  Construction Work in Progress. . . . . . . . . . . .         60,920          63,453
          Total Electric Utility Plant . . . . . . . .      4,476,524       4,398,727
  Accumulated Depreciation and Amortization. . . . . .      1,663,212       1,627,852

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,813,312       2,770,875



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         30,781          48,928



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          5,041           5,297
  Accounts Receivable. . . . . . . . . . . . . . . . .        128,033         124,092
  Allowance for Uncollectible Accounts . . . . . . . .         (1,978)           (830)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         82,259          65,581
  Materials and Supplies . . . . . . . . . . . . . . .         49,599          49,451
  Accrued Utility Revenues . . . . . . . . . . . . . .         42,303          51,686
  Prepayments. . . . . . . . . . . . . . . . . . . . .         17,563           6,487

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        322,820         301,764



REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        435,209         467,213


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         59,754          59,015

            TOTAL. . . . . . . . . . . . . . . . . . .     $3,661,876      $3,647,795

See Notes to Consolidated Financial Statements.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                                          June 30,      December 31,
                                                            1995            1994
                                                               (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  30,000,000 Shares
    Outstanding - 13,499,500 Shares. . . . . . . . . .   $  260,458      $  260,458
  Paid-in Capital. . . . . . . . . . . . . . . . . . .      509,683         504,408
  Retained Earnings. . . . . . . . . . . . . . . . . .      195,165         206,361
          Total Common Shareholder's Equity. . . . . .      965,306         971,227
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .       55,000          55,000
    Subject to Mandatory Redemption. . . . . . . . . .      190,300         190,300
  Long-term Debt . . . . . . . . . . . . . . . . . . .    1,278,163       1,228,911

          TOTAL CAPITALIZATION . . . . . . . . . . . .    2,488,769       2,445,438

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .       82,492          68,515

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .        7,251            -
  Short-term Debt. . . . . . . . . . . . . . . . . . .      112,475         122,825
  Accounts Payable . . . . . . . . . . . . . . . . . .       77,540          93,712
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .       38,537          34,623
  Customer Deposits. . . . . . . . . . . . . . . . . .       14,395          14,362
  Interest Accrued . . . . . . . . . . . . . . . . . .       17,581          17,347
  Other. . . . . . . . . . . . . . . . . . . . . . . .       69,301          74,877

          TOTAL CURRENT LIABILITIES. . . . . . . . . .      337,080         357,746

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .      646,736         658,660

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       75,616          77,862

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .       31,183          39,574

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . .   $3,661,876      $3,647,795

See Notes to Consolidated Financial Statements.
/TABLE

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                                 Six Months Ended
                                                                     June 30,
                                                                1995           1994
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $  50,423     $  56,540
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    67,262        64,453
    Deferred Income Taxes. . . . . . . . . . . . . . . . . .    (3,365)       12,492
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (2,430)       (2,448)
    Deferred Power Supply Costs (net). . . . . . . . . . . .     3,022         5,959
    Storm Damage Expense Deferrals . . . . . . . . . . . . .    11,548       (22,803)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    (2,793)       (5,413)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .   (16,826)      (11,351)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     9,383        14,399
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .   (11,076)       (7,563)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .   (16,172)       26,428
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .     3,914       (12,676)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     4,278        (1,904)
        Net Cash Flows From Operating Activities . . . . . .    97,168       116,113

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .  (101,704)     (103,295)
  Proceeds from Sale of Property . . . . . . . . . . . . . .     7,050           483
        Net Cash Flows Used For Investing Activities . . . .   (94,654)     (102,812)

FINANCING ACTIVITIES:
  Capital Contributions from Parent Company. . . . . . . . .    15,000          -
  Issuance of Cumulative Preferred Stock . . . . . . . . . .      -           29,574
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .   128,785          -
  Change in Short-term Debt (net). . . . . . . . . . . . . .   (10,350)       75,650
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (74,950)      (58,221)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (53,418)      (54,070)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (7,837)       (6,966)
        Net Cash Flows Used For Financing Activities . . . .    (2,770)      (14,033)

Net Decrease in Cash and Cash Equivalents. . . . . . . . . .      (256)         (732)
Cash and Cash Equivalents at Beginning of Period . . . . . .     5,297         4,626
Cash and Cash Equivalents at End of Period . . . . . . . . . $   5,041     $   3,894

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $51,472,000 and $49,161,000 and for income  taxes was  $32,665,000  and $27,781,000  in 1995 and  1994, respectively.
  Noncash acquisitions under capital leases were $8,827,000 and $13,773,000 in 1995 and
  1994, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

                APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1995
                                (UNAUDITED)

1. GENERAL

       The accompanying unaudited consolidated financial statements should be read in conjunction with the 1994 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation.

2. FINANCING ACTIVITY

       In 1995 the Company issued the following series of first mortgage bonds:

       Series               Due Date            Principal Amount
                                             (in thousands)

       8.00%                  2005              $50,000
       8.00%                  2025               50,000
       6.89%                  2005               30,000

       In April 1995 the Company redeemed the remaining $46.5 million outstanding balance of its 9-1/8% Series First Mortgage Bonds due in 2019. This redemption decreased the restriction on the use of retained earnings for common stock cash dividends from $37.0 million to $33.2 million. Also in June 1995, the Company redeemed at 103.95% $26.2 million of its 9-7/8% Series First Mortgage Bonds due in 2020.

3. RESTRUCTURING

       On July 31, 1995 management announced plans to reduce staffing at the Company's power plants. The plan is part of an AEP restructuring program to realign functionally all subsidiary company operations. Job reductions throughout the Company's operations are expected to begin in the fall of 1995 and continue into 1996. Management is in the process of undertaking implementation efforts and at this time is not in a position to estimate the restructuring costs. The restructuring effort is expected to result in charges in 1995 and 1996 which will adversely affect results of operations.

4. CONTINGENCIES

       The Company continues to be involved in certain matters discussed in the 1994 Annual Report.

                APPALACHIAN POWER COMPANY AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION

                SECOND QUARTER 1995 vs. SECOND QUARTER 1994
                                    AND
                  YEAR-TO-DATE 1995 vs. YEAR-TO-DATE 1994

RESULTS OF OPERATIONS
   Net income decreased 65% or $15.5 million in the second quarter and 11% or $6.1 million in the year-to-date period primarily as a result of a decrease in demand by weather-sensitive residential and wholesale customers and an increase in other operation expense stemming from capitalization of software development costs in 1994 in accordance with an order of the Virginia regulatory commission and employee severance costs recorded in 1995. An increase in interest charges and a nonoperating loss on sale of coal-mining assets also contributed to the earnings decline.
   Income statement items which changed significantly were:
                                     Increase (Decrease)
                             Second Quarter       Year-to-Date
                            (in millions)  %   (in millions)   %

Operating Revenues . . . .     $(29.9)    (8)     $(60.5)     (7)
Fuel Expense . . . . . . .      (23.1)   (24)      (34.7)    (17)
Purchased Power Expense. .       (3.8)    (5)      (34.8)    (20)
Other Operation Expense. .       10.1     22        11.4      12
Maintenance. . . . . . . .        2.5      8        (1.6)     (2)
Taxes Other Than Federal
  Income Taxes . . . . . .       (1.7)    (6)       (3.1)     (5)
Federal Income Taxes . . .       (5.7)   (48)       (0.5)     (2)
Nonoperating Loss. . . . .        3.0    N.M.        1.1      31
Interest Charges . . . . .        2.7     12         4.4       9

N.M. = Not Meaningful

   The decrease in revenues reflects reduced energy sales to unaffiliated utilities resulting from mild weather and increased availability of unaffiliated generating units in l995. Mild winter and spring weather reduced energy sales to residential customers. However, total retail energy sales were virtually unchanged due to a 4% increase in sales to industrial customers reflecting a rise in production levels of industrial customers. A decrease in the fuel component of Virginia retail rates of $28.9 million annually effective
November 1994 also reduced revenues. A reduction in fuel costs accounted for the reduction in fuelrevenues.
   Fuel expense decreased primarily due to a decrease in coal-fired net generation reflecting reduced customer demand and in the year-to-date period a lower average cost of fuel consumed reflecting lower coal prices. Purchased power expense decreased as a result of reduced energy purchases from unaf-filiated utilities for pass-through sales to other unaffiliated utilities and a reduction in the AEP System Power Pool (Power Pool) capacity charges.
The decrease in Power Pool capacity charges resulted from a reduction in the Company's prior twelve-month peak demand relative to the total peak demand of all Power Pool members. Power Pool members whose internal demand exceeds their capacity areallocated capacity costs based on the relative peak demands and generatingreserves of all Power Pool members.
     Other operation expense increased primarily due to the effect of a $4.6 million favorable adjustment in 1994 for capitalization of software costs explained above, employee severance costs resulting from an organizational review study and in the year-to-date period an increase in uncollectible accounts expense.
   Maintenance expense increased for the quarter due to storm damage to transmission and distribution facilities.
   Taxes other than federal income tax expense declined due to a reduction in the West Virginia business and occupation tax which was generation-based through May 1995. Effective June 1995, the tax is based on generating capacity in West Virginia rather than on generation in West Virginia. The reduction in the West Virginia tax was due to a decrease in West Virginia generation and a favorable effect of the change in the tax calcuation.
   The decrease for the quarter in federal income tax expense attributable to operations was due to a decrease in pre-tax operating income.
     The increase in nonoperating loss resulted primarily from a loss on the sale of coal-mining assets owned by the Company and one of its subsidiaries which was formerly engaged in coal-mining. This was offset in part by the negative effect in 1994 of the adoption of SFAS 112, Employers' Accounting for Postemployment Benefits, by the Company's subsidiaries which were formerly engaged in coal-mining.
     Interest charges increased primarily as a result of an increase in the balance of long-term debt outstanding and higher rates on increased average balances of short-term borrowings.
FINANCIAL CONDITION
   Total plant and property additions including capital leases for the first six months of 1995 were $111 million.
   During the first six months of 1995, the Company issued $130 million of first mortgage bonds with interest rates ranging from 6.89% to 8% due from 2005 to 2025. The proceeds were used to refund long-term debt and repay short-term debt. First mortgage bonds of $74 million principal amount with interest rates ranging from 9-1/8% to 9-7/8% due in 2019 and 2020 were redeemed. Short-term debt decreased by $10 million since the beginning of the year. The restriction on the use of retained earnings for common stock cash dividends was reduced from $37 million to $33.2 million by certain first mortgage bond redemptions. Also in March 1995 the Company received a $15 million cash capital contribution from its parent which was credited to paid-in capital.
RESTRUCTURING
   As part of an AEP restructuring program, management announced plans to reduce staffing at the Company's power plants. The restructuring program, which is part of management's efforts to prepare for increased competition, calls for the functional realignment of all subsidiary company operations. Staffing reductions throughout the Company's operations are expected to begin in the fall of 1995 and continue throughout 1996. Management is in the process of undertaking implementation efforts and at this time is not in a position to estimate the restructuring costs. The cost of the restructuring effort is expected to adversely affect results of operations in 1995 and 1996.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                           Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                           1995         1994        1995         1994
                                                          (in thousands)
OPERATING REVENUES . . . . . . . . . . . $246,165     $256,754    $503,170     $512,583
OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   36,748       48,022      88,054      101,654
  Purchased Power. . . . . . . . . . . .   41,180       35,249      73,099       74,645
  Other Operation. . . . . . . . . . . .   44,541       44,318      89,603       86,862
  Maintenance. . . . . . . . . . . . . .   18,586       16,780      33,989       32,608
  Depreciation . . . . . . . . . . . . .   21,307       20,728      42,454       41,318
  Amortization of Zimmer
    Plant Phase-in Costs . . . . . . . .    7,472        7,466      15,523       10,851
  Taxes Other Than Federal Income Taxes.   27,161       26,148      54,192       51,444
  Federal Income Taxes . . . . . . . . .    9,991       13,520      22,640       25,210
          TOTAL OPERATING EXPENSES . . .  206,986      212,231     419,554      424,592
OPERATING INCOME . . . . . . . . . . . .   39,179       44,523      83,616       87,991
NONOPERATING INCOME:
  Deferred Zimmer Plant Carrying
   Charges (net of tax). . . . . . . . .      825        1,139       1,729        3,558
  Other (net). . . . . . . . . . . . . .      248          317         710          998
          TOTAL NONOPERATING INCOME. . .    1,073        1,456       2,439        4,556
INCOME BEFORE INTEREST CHARGES . . . . .   40,252       45,979      86,055       92,547
INTEREST CHARGES . . . . . . . . . . . .   19,702       20,737      39,980       42,653
NET INCOME . . . . . . . . . . . . . . .   20,550       25,242      46,075       49,894
PREFERRED STOCK DIVIDEND REQUIREMENTS. .    3,203        2,911       6,406        5,677
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 17,347     $ 22,331    $ 39,669     $ 44,217

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                  (UNAUDITED)
                                          Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                           1995         1994        1995         1994
                                                          (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . $51,288       $22,942    $46,976       $18,288
NET INCOME . . . . . . . . . . . . . . .  20,550        25,242     46,075        49,894
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .  17,975        17,197     35,950        34,394
    Cumulative Preferred Stock . . . . .   3,203         3,057      6,406         5,823
  Capital Stock Expense. . . . . . . . .      35            35         70            70
BALANCE AT END OF PERIOD . . . . . . . . $50,625       $27,895    $50,625       $27,895

The common stock of the Company is wholly owned by American Electric Power Company, Inc.
See Notes to Consolidated Financial Statements.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                                            June 30,      December 31,
                                                              1995            1994
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $1,468,418      $1,461,484
  Transmission . . . . . . . . . . . . . . . . . . . .        308,331         306,744
  Distribution . . . . . . . . . . . . . . . . . . . .        817,155         797,570
  General. . . . . . . . . . . . . . . . . . . . . . .        115,006         111,623
  Construction Work in Progress. . . . . . . . . . . .         66,296          52,156
          Total Electric Utility Plant . . . . . . . .      2,775,206       2,729,577
  Accumulated Depreciation . . . . . . . . . . . . . .        918,892         884,237

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      1,856,314       1,845,340


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         26,269          26,744


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         10,644          14,065
  Accounts Receivable. . . . . . . . . . . . . . . . .         52,272          55,705
  Allowance for Uncollectible Accounts . . . . . . . .         (2,876)         (1,768)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         27,482          28,060
  Materials and Supplies . . . . . . . . . . . . . . .         23,118          24,923
  Accrued Utility Revenues . . . . . . . . . . . . . .         35,260          31,595
  Prepayments. . . . . . . . . . . . . . . . . . . . .         42,684          31,241

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        188,584         183,821

REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        458,128         475,019

DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         35,854          63,418

            TOTAL. . . . . . . . . . . . . . . . . . .     $2,565,149      $2,594,342

See Notes to Consolidated Financial Statements.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                                           June 30,      December 31,
                                                             1995            1994
                                                                (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  24,000,000 Shares
    Outstanding - 16,410,426 Shares. . . . . . . . . .    $   41,026       $   41,026
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       565,742          565,642
  Retained Earnings. . . . . . . . . . . . . . . . . .        50,625           46,976
          Total Common Shareholder's Equity. . . . . .       657,393          653,644
  Cumulative Preferred Stock - Subject to
    Mandatory Redemption . . . . . . . . . . . . . . .       150,000          150,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .       917,836          917,608

          TOTAL CAPITALIZATION . . . . . . . . . . . .     1,725,229        1,721,252


OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .        40,252           38,072

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .        30,000           80,000
  Short-term Debt. . . . . . . . . . . . . . . . . . .        72,175             -
  Accounts Payable . . . . . . . . . . . . . . . . . .        42,625           48,991
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .        65,959          113,362
  Interest Accrued . . . . . . . . . . . . . . . . . .        18,120           18,923
  Other. . . . . . . . . . . . . . . . . . . . . . . .        25,753           25,310

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       254,632          286,586

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       462,414          467,593

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        62,759           64,597

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .        19,863           16,242

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . .    $2,565,149       $2,594,342

See Notes to Consolidated Financial Statements.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                                 Six Months Ended
                                                                     June 30,
                                                               1995            1994
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $  46,075      $  49,894
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    42,264         41,125
    Deferred Income Taxes. . . . . . . . . . . . . . . . . .    (2,804)         6,115
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (1,834)        (1,843)
    Deferred Fuel Costs (net). . . . . . . . . . . . . . . .     2,913         (5,895)
    Amortization of Zimmer Plant Operating Expenses and
      Carrying Charges . . . . . . . . . . . . . . . . . . .    13,180          5,698
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .     4,541            185
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     2,383          7,780
    Accrued Utility Revenues . . . . . . . . . . . . . . . .    (3,665)        (5,758)
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .   (11,443)        (7,251)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (6,366)        (9,724)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   (47,403)       (41,457)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    23,724         21,720
        Net Cash Flows From Operating Activities . . . . . .    61,565         60,589

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (47,067)       (32,952)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .     2,262            365
        Net Cash Flows Used For Investing Activities . . . .   (44,805)       (32,587)

FINANCING ACTIVITIES:
  Issuance of Cumulative Preferred Stock . . . . . . . . . .      -            24,596
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .      -           198,298
  Change in Short-term Debt (net). . . . . . . . . . . . . .    72,175         17,400
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (50,000)      (225,835)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (35,950)       (34,394)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (6,406)        (5,531)
        Net Cash Flows Used For Financing Activities . . . .   (20,181)       (25,466)

Net Increase (Decrease) in Cash and Cash Equivalents . . . .    (3,421)         2,536
Cash and Cash Equivalents at Beginning of Period . . . . . .    14,065          6,633
Cash and Cash Equivalents at End of Period . . . . . . . . . $  10,644      $   9,169

Supplemental Disclosure:
  Cash paid  for  interest net of capitalized  amounts was $38,666,000 and $45,017,000 and for income taxes was $32,312,000 and $23,295,000 in 1995 and 1994, respectively.
  Noncash  acquisitions  under  capital  leases were $5,416,000 and $6,801,000 in 1995 and 1994, respectively.

See Notes to Consolidated Financial Statements.

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1995
                                (UNAUDITED)

1. GENERAL

       The accompanying unaudited consolidated financial statements should be read in conjunction with the 1994 Annual
   Report as incorporated in and filed with the Form 10-K.
   Certain prior-period amounts have been reclassified to conform with current-period presentation.

2. FINANCING ACTIVITIES

       In April 1995, the Company redeemed an 8.79% note payable for $50,000,000.

3. RESTRUCTURING


       On July 31, 1995 management announced plans to reduce staffing at the Company's power plants. The plan is part of an AEP restructuring program to realign functionally all subsidiary company operations. Job reductions throughout the Company's operations are expected to begin in the fall of 1995 and continue into 1996. Management is in the process of undertaking implementation efforts and at this time is not in a position to estimate the restructuring costs. The restructuring effort is expected to result in charges in 1995 and 1996 which will adversely affect results of operations.

4. CONTINGENCIES

       The Company continues to be involved in certain matters discussed in the 1994 Annual Report.

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
         MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                SECOND QUARTER 1995 vs. SECOND QUARTER 1994

                                    AND

                  YEAR-TO-DATE 1995 vs. YEAR-TO-DATE 1994

     Net income decreased $4.7 million or 19% for the quarter and $3.8 million or 8% on a year-to-date basis due primarily to a decrease in revenues of $10.6 million or 4% for the quarter and $9.4 million or 2% for the year-to-date period.
     The reduction in revenues resulted from a decrease in wholesale energy sales in both the first and second quarters as well as reduced retail fuel clause revenues in the second quarter. The effects of mild winter weather and cooler spring weather reduced wholesale energy sales to unaffiliated utilities. The reduction in fuel clause revenues resulted from a Public Utilities Commission of Ohio (PUCO) order establishing a new semi-annual fuel clause rate effective June 1. The reduction in fuel clause revenues did not affect net income since it was offset by a reduction in the amortization of deferred fuel costs.
     Other income statement lines which changed significantly were as follows:
                                 Increase (Decrease)
                            Second Quarter        Year-to-Date
                          (in millions)   %    (in millions)   %

Fuel Expense. . . . . . .    $(11.3)    (23)      $(13.6)    (13)
Purchased Power Expense .       5.9      17         (1.5)     (2)
Maintenance Expense . . .       1.8      11          1.4       4
Amortization of Zimmer
 Plant Phase-in Costs . .        -       -           4.7      43
Taxes Other Than Federal
 Income Taxes . . . . . .       1.0       4          2.7       5
Federal Income Taxes. . .      (3.5)    (26)        (2.6)    (10)
Deferred Zimmer Plant
 Carrying Charges
 (net of tax) . . . . . .      (0.3)    (28)        (1.8)    (51)
Interest Charges. . . . .      (1.0)     (5)        (2.7)     (6)

   Fuel expense declined in both the quarter and year-to-date periods primarily due to decreased generation and in the year-to-date period a decrease in the cost of fuel consumed offset in part by the operation of the fuel clause adjustment mechanism which resulted in an increase in the amortization of previously deferred fuel costs. Under the fuel clause adjustment mechanism the Company defers fuel expense to the extent it varies from the allowed electric fuel component rate until such deferrals are amortized to expense commensurate with their inclusion in fuel rates in later months.
   Maintenance outages at several Conesville Plant units and at the Picway Plant in the second quarter reduced the Company's generation resulting in the increase in purchased power expense during the second quarter. The maintenance outages which were primarily for scheduled repairs to the boiler facilities resulted in the increase in maintenance expense.
   The amortization of Zimmer Plant phase-in costs increased during the year-to-date period due to the conclusion of phase-in plan deferrals on February 1, 1994 and the subsequent amortization of previously deferred balances in accordance with a PUCO rate order.
   The rise in taxes other than federal income taxes was due to an increase in the gross receipts tax on increased retail revenues.
   Federal income taxes declined during both periods due primarily to a decrease in pre-tax operating income and in the second quarter due to changes in certain book/tax differences accounted for on a flow-through basis.
   Deferred Zimmer Plant carrying charges declined reflecting the cessation of deferrals in February 1994 commensurate with inclusion of the Zimmer Plant investment in rate base.
   Interest charges declined due to the retirement of long-term debt during the second quarter.

                INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                          Three Months Ended          Six Months Ended
                                               June 30,                   June 30,
                                           1995        1994           1995        1994
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . . $307,820    $310,104       $634,997    $648,025

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   56,863      46,885        119,617      99,943
  Purchased Power. . . . . . . . . . . .   25,782      35,324         53,411      80,230
  Other Operation. . . . . . . . . . . .   73,102      69,702        145,835     143,880
  Maintenance. . . . . . . . . . . . . .   32,102      36,076         64,574      73,007
  Depreciation and Amortization. . . . .   34,652      33,695         69,083      68,140
  Amortization of Rockport Plant Unit 1
    Phase-in Plan Deferrals. . . . . . .    3,911       3,911          7,822       7,822
  Taxes Other Than Federal Income Taxes.   16,512      16,701         36,390      36,162
  Federal Income Taxes . . . . . . . . .   13,569      13,178         30,687      25,394

          TOTAL OPERATING EXPENSES . . .  256,493     255,472        527,419     534,578

OPERATING INCOME . . . . . . . . . . . .   51,327      54,632        107,578     113,447
NONOPERATING INCOME. . . . . . . . . . .      550         314            651       4,749
INCOME BEFORE INTEREST CHARGES . . . . .   51,877      54,946        108,229     118,196
INTEREST CHARGES . . . . . . . . . . . .   18,104      17,672         36,076      35,954
NET INCOME . . . . . . . . . . . . . . .   33,773      37,274         72,153      82,242
PREFERRED STOCK DIVIDEND REQUIREMENTS. .    2,907       2,890          5,797       5,870
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 30,866    $ 34,384       $ 66,356    $ 76,372

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                  (UNAUDITED)
                                          Three Months Ended          Six Months Ended
                                               June 30,                   June 30,
                                           1995        1994           1995        1994
                                                         (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . $224,385    $192,929       $216,658    $177,638
NET INCOME . . . . . . . . . . . . . . .   33,773      37,274         72,153      82,242
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   27,713      26,652         55,426      53,304
    Cumulative Preferred Stock . . . . .    2,890       2,890          5,780       5,870
  Capital Stock Expense. . . . . . . . .       50          50            100          95

BALANCE AT END OF PERIOD . . . . . . . . $227,505    $200,611       $227,505    $200,611

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.

                INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                                            June 30,      December 31,
                                                              1995            1994
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $2,511,916      $2,494,834
  Transmission . . . . . . . . . . . . . . . . . . . .        865,079         849,920
  Distribution . . . . . . . . . . . . . . . . . . . .        651,476         644,720
  General (including nuclear fuel) . . . . . . . . . .        183,030         204,909
  Construction Work in Progress. . . . . . . . . . . .         71,612          74,923
          Total Electric Utility Plant . . . . . . . .      4,283,113       4,269,306
  Accumulated Depreciation and Amortization. . . . . .      1,710,903       1,659,940

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,572,210       2,609,366

NUCLEAR DECOMMISSIONING AND SPENT NUCLEAR
  FUEL DISPOSAL TRUST FUNDS. . . . . . . . . . . . . .        389,351         341,089

OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        136,456         127,424


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         55,416           9,907
  Accounts Receivable. . . . . . . . . . . . . . . . .        124,274         132,053
  Allowance for Uncollectible Accounts . . . . . . . .           (232)           (121)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         33,114          35,802
  Materials and Supplies . . . . . . . . . . . . . . .         62,541          59,897
  Accrued Utility Revenues . . . . . . . . . . . . . .         43,202          40,582
  Prepayments. . . . . . . . . . . . . . . . . . . . .         13,588           8,414

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        331,903         286,534

REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        549,229         574,577

DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         52,822          49,604

            TOTAL. . . . . . . . . . . . . . . . . . .     $4,031,971      $3,988,594

See Notes to Consolidated Financial Statements.

                INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                                           June 30,       December 31,
                                                             1995             1994
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  2,500,000 Shares
    Outstanding - 1,400,000 Shares . . . . . . . . . .    $   56,584       $   56,584
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       734,511          734,511
  Retained Earnings. . . . . . . . . . . . . . . . . .       227,505          216,658
          Total Common Shareholder's Equity. . . . . .     1,018,600        1,007,753
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .        52,000           52,000
    Subject to Mandatory Redemption. . . . . . . . . .       135,000          135,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .     1,034,849          929,887

          TOTAL CAPITALIZATION . . . . . . . . . . . .     2,240,449        2,124,640

OTHER NONCURRENT LIABILITIES:
  Nuclear Decommissioning. . . . . . . . . . . . . . .       244,763          211,963
  Other. . . . . . . . . . . . . . . . . . . . . . . .       172,409          179,013

          TOTAL OTHER NONCURRENT LIABILITIES . . . . .       417,172          390,976

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .        90,000          140,000
  Short-term Debt - Commercial Paper . . . . . . . . .        69,250           50,600
  Accounts Payable . . . . . . . . . . . . . . . . . .        35,065           63,137
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .        55,688           63,621
  Interest Accrued . . . . . . . . . . . . . . . . . .        17,706           19,436
  Obligations Under Capital Leases . . . . . . . . . .        30,700           39,003
  Other. . . . . . . . . . . . . . . . . . . . . . . .        76,822           79,154

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       375,231          454,951

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       622,451          636,519

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       167,461          171,688

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . .       200,484          204,138

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .         8,723            5,682

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . .    $4,031,971       $3,988,594

See Notes to Consolidated Financial Statements.

                INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                                 Six Months Ended
                                                                     June 30,
                                                                1995          1994
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $  72,153      $ 82,242
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    73,979        73,938
    Amortization of Rockport Plant Unit 1
      Phase-in Plan Deferrals. . . . . . . . . . . . . . . .     7,822         7,822
    Amortization (Deferral) of Incremental Nuclear
      Refueling Outage Expenses (net). . . . . . . . . . . .    14,446        (9,712)
    Deferred Income Taxes. . . . . . . . . . . . . . . . . .   (11,610)        1,484
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (3,993)       (8,184)
    Deferred Property Taxes. . . . . . . . . . . . . . . . .    (1,268)      (11,857)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .     7,890        (8,231)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .        44         7,871
    Accrued Utility Revenues . . . . . . . . . . . . . . . .    (2,620)       (3,697)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .   (28,072)      (11,429)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    (7,933)       (7,948)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .   (28,110)      (13,582)
        Net Cash Flows From Operating Activities . . . . . .    92,728        98,717

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (51,710)      (49,032)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .       964           993
        Net Cash Flows Used For Investing Activities . . . .   (50,746)      (48,039)

FINANCING ACTIVITIES:
  Issuance of Cumulative Preferred Stock . . . . . . . . . .      -           34,618
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    96,819        89,221
  Change in Short-term Debt (net). . . . . . . . . . . . . .    18,650        26,075
  Retirement of Cumulative Preferred Stock . . . . . . . . .      -          (35,798)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (50,736)     (101,833)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (55,426)      (53,304)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (5,780)       (5,474)
        Net Cash Flows From (Used For) Financing Activities.     3,527       (46,495)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .    45,509         4,183
Cash and Cash Equivalents at Beginning of Period . . . . . .     9,907         3,752
Cash and Cash Equivalents at End of Period . . . . . . . . . $  55,416     $   7,935

Supplemental Disclosure:
  Cash paid for interest  net of capitalized  amounts was $36,542,000 and $35,936,000 and for income  taxes was  $50,575,000  and  $43,560,000  in  1995 and  1994, respectively.
  Noncash acquisitions under capital leases  were $9,254,000 and  $44,662,000 in 1995 and
  1994, respectively.


See Notes to Consolidated Financial Statements.

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1995
                                (UNAUDITED)

1. GENERAL

       The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1994 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation.

2. FINANCING ACTIVITIES

       On June 28, 1995, the Company entered into two series (Series 1995 A and Series 1995 B) of $50 million City of Rockport, Indiana, Installment Purchase Contracts (IPC) with maturity dates of June 1, 2025. The proceeds from the Series 1995 A IPC, along with additional funds, were deposited with a trustee to redeem the $50 million City of Rockport, Indiana, 9-1/4% Fixed Rate IPC, Series 1985 A, on August 1, 1995. In accordance with Statement of Financial Accounting Standards
   (SFAS) No. 76, Extinguishment of Debt, the Series 1985 A IPC was considered retired. The proceeds from the Series 1995 B IPC were used to redeem the $50 million City of Rockport, Indiana, IPC, Series 1985 A on August 1, 1995. However, since all of the requirements of SFAS 76 were not met, the Adjustable Rate Series 1985 A IPC remained classified as Long-term Debt Due Within One Year. The Series 1995 A IPC will accrue interest at 6.55% per annum while the Series 1995 B IPC accrue interest at a daily, weekly, commercial paper, or term rate as designated by the Company. Initially, the Company selected a weekly rate which was 4.2%.

       Also on June 28, 1995, the Company entered into a letter of credit agreement related to the $50 million City of Rockport, Indiana, Floating Weekly Rate Demand IPC, Series 1985
   A. With the signing of the letter of credit agreement which expires in 2002, the long-term debt which had been classified as due within one year is now classified as long-term.

3. RESTRUCTURING

       On July 31, 1995 management announced plans to reduce staffing at the Company's fossil-fuel power plants. The plan is part of an AEP restructuring program to realign functionally all subsidiary company operations. Job reductions throughout the Company's operations are expected to begin in the fall of 1995 and continue into 1996. Management is in the process of undertaking implementation efforts and at this time is not in a position to estimate the restructuring costs. The restructuring effort is expected to result in charges in 1995 and 1996 which will adversely affect results of operations.

4. CONTINGENCIES

       The Company continues to be involved in certain matters discussed in its 1994 Annual Report.

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION

                SECOND QUARTER 1995 vs. SECOND QUARTER 1994
                                    AND
                  YEAR-TO-DATE 1995 vs. YEAR-TO-DATE 1994

RESULTS OF OPERATIONS
   Net income decreased 9% or $3.5 million for the quarter and 12% or $10 million year-to-date primarily as a result of a decline in sales to residential customers and unaffiliated utilities due to mild weather. The reduction in net income for the year-to-date period also reflects the favorable effect of the retirement of the Breed Plant in the first quarter of 1994.
   Operating revenues decreased $2.3 million or 1% in the quarter and $13 million or 2% year-to-date mainly due to a reduction in fuel and power supply cost recoveries and a reduction in sales to weather-sensitive residential and unaffiliated wholesale customers reflecting the milder weather compared with 1994. These reductions were partially offset by a substantial increase in energy provided to the AEP System Power Pool (Power Pool) in both periods. The reductions in fuel and power supply recoveries do not affect net income as costs are matched with revenues in accordance with rate commission orders. Although residential sales were down in both periods, retail sales increased slightly reflecting an increase in industrial sales due to an increase in usage reflecting a rise in industrial production levels. The substantial increase in power deliveries to the Power Pool resulted from the increased availability of the Company's nuclear plant (Cook Plant) which had been unavailable during part of the first half of 1994 as a result of refueling and maintenance outages.

   Other income statement items which changed significantly were:
                                    Increase (Decrease)
                             Second Quarter       Year-to-Date
                           (in millions)   %    (in millions)  %

Fuel Expense. . . . . . . .   $10.0       21       $ 19.7     20
Purchased Power Expense . .    (9.5)     (27)       (26.8)   (33)
Other Operation Expense . .     3.4        5          2.0      1
Maintenance Expense . . . .    (4.0)     (11)        (8.4)   (12)
Federal Income Taxes. . . .     0.4        3          5.3     21
Nonoperating Income . . . .     0.2      N.M.        (4.1)   (86)

N.M. = Not Meaningful

   Fuel expense increased as generation increased by 47% in the quarter and 52% year-to-date reflecting the increased availability of the Cook Plant units. During 1994, one of the Cook Plant units was out of service for refueling from mid-February until the end of May and the other unit experienced an unscheduled maintenance outage from late-February through late-April.
   The decline in purchased power expense in both periods reflects the increased availability of nuclear generating capacity and the mild weather in 1995.
   Other operation expense increased in the second quarter due to increased provisions for nuclear decommissioning and accruals for severance pay.
   The reduced maintenance expense reflects lower planned maintenance at the Cook Plant in 1995 reflecting the return to service of the Cook Plant units in 1994 and reduced fossil plant maintenance due primarily to the retirement of the Breed Plant in 1994.
   Year-to-date federal income taxes attributable to operations increased due to changes in certain book/tax timing differences accounted for on a flow-through basis.
   Nonoperating income declined in the year-to-date period reflecting the favorable tax effect in 1994 of the retirement of the Breed Plant.
FINANCIAL CONDITION
   Total plant and property additions including capital leases for the first six months of 1995 were $62 million. During the first half of 1995 short-term debt outstanding increased $18.7 million from year-end levels.
   The Company entered into two series of $50 million City of Rockport, Indiana Installment Purchase Contracts with maturity dates of June 1, 2025. The proceeds were used to redeem Installment Purchase Contracts.

RESTRUCTURING
   As part of an AEP restructuring program, management announced plans to reduce staffing at the Company's fossil-fuel power plants. The restructuring program, which is part of management's efforts to prepare for increased competition, calls for the functional realignment of all subsidiary company operations. Staffing reductions throughout the Company's operations are expected to begin in the fall of 1995 and continue throughout 1996. Management is in the process of undertaking implementation efforts and at this time is not in a position to estimate the restructuring costs. The cost of the restructuring effort is expected to adversely affect results of operations in 1995 and 1996.

                             KENTUCKY POWER COMPANY
                              STATEMENTS OF INCOME
                                  (UNAUDITED)
                                           Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                             1995        1994        1995         1994
                                                          (in thousands)
OPERATING REVENUES . . . . . . . . . . . . $72,699     $76,656     $158,001     $163,113

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . .  18,375      18,231       39,736       38,420
  Purchased Power. . . . . . . . . . . . .  20,337      22,762       42,627       47,009
  Other Operation. . . . . . . . . . . . .  11,988       9,830       22,281       18,841
  Maintenance. . . . . . . . . . . . . . .   6,508       7,691       13,659       17,508
  Depreciation and Amortization. . . . . .   6,087       5,738       12,119       11,453
  Taxes Other Than Federal Income Taxes. .   1,526       1,863        4,020        4,268
  Federal Income Tax Expense (Credit). . .    (684)        534        1,354        2,627

         TOTAL OPERATING EXPENSES. . . . .  64,137      66,649      135,796      140,126

OPERATING INCOME . . . . . . . . . . . . .   8,562      10,007       22,205       22,987

NONOPERATING LOSS. . . . . . . . . . . . .     (32)        (90)        (100)        (125)

INCOME BEFORE INTEREST CHARGES . . . . . .   8,530       9,917       22,105       22,862

INTEREST CHARGES . . . . . . . . . . . . .   5,983       5,132       11,743       10,274

NET INCOME . . . . . . . . . . . . . . . . $ 2,547     $ 4,785     $ 10,362     $ 12,588

                        STATEMENTS OF RETAINED EARNINGS
                                  (UNAUDITED)
                                           Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                             1995       1994         1995          1994
                                                         (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . $91,258    $87,750      $89,173       $85,296

NET INCOME . . . . . . . . . . . . . . . .   2,547      4,785       10,362        12,588

CASH DIVIDENDS DECLARED. . . . . . . . . .   5,730      5,349       11,460        10,698

BALANCE AT END OF PERIOD . . . . . . . . . $88,075    $87,186      $88,075       $87,186



The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.

                             KENTUCKY POWER COMPANY
                                 BALANCE SHEETS
                                  (UNAUDITED)
                                                           June 30,       December 31,
                                                             1995             1994
                                                                (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $226,380         $224,365
  Transmission . . . . . . . . . . . . . . . . . . . .      261,063          258,178
  Distribution . . . . . . . . . . . . . . . . . . . .      302,035          297,754
  General. . . . . . . . . . . . . . . . . . . . . . .       57,695           56,613
  Construction Work in Progress. . . . . . . . . . . .       16,865           15,002
          Total Electric Utility Plant . . . . . . . .      864,038          851,912
  Accumulated Depreciation and Amortization. . . . . .      265,602          259,984

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      598,436          591,928

OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        6,505            6,533

CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          851              879
  Accounts Receivable. . . . . . . . . . . . . . . . .       22,719           21,706
  Allowance for Uncollectible Accounts . . . . . . . .         (438)            (260)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .       10,972           11,735
  Materials and Supplies . . . . . . . . . . . . . . .        9,877            9,615
  Accrued Utility Revenues . . . . . . . . . . . . . .        4,910            9,128
  Prepayments. . . . . . . . . . . . . . . . . . . . .        2,233            1,476

          TOTAL CURRENT ASSETS . . . . . . . . . . . .       51,124           54,279

REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .       79,173           76,006

DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .        9,176           11,049

            TOTAL. . . . . . . . . . . . . . . . . . .     $744,414         $739,795

See Notes to Financial Statements.

                             KENTUCKY POWER COMPANY
                                 BALANCE SHEETS
                                  (UNAUDITED)
                                                            June 30,      December 31,
                                                              1995            1994
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - $50 Par Value:
    Authorized -  2,000,000 Shares
    Outstanding - 1,009,000 Shares . . . . . . . . . .      $ 50,450        $ 50,450
  Paid-in Capital. . . . . . . . . . . . . . . . . . .        68,750          68,750
  Retained Earnings. . . . . . . . . . . . . . . . . .        88,075          89,173
          Total Common Shareholder's Equity. . . . . .       207,275         208,373
  First Mortgage Bonds . . . . . . . . . . . . . . . .       224,191         253,583
  Subordinated Debentures. . . . . . . . . . . . . . .        38,835            -

          TOTAL CAPITALIZATION . . . . . . . . . . . .       470,301         461,956

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .        12,359          11,449

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .        29,436            -
  Short-term Debt. . . . . . . . . . . . . . . . . . .        26,900          55,150
  Accounts Payable . . . . . . . . . . . . . . . . . .        15,694          19,420
  Customer Deposits. . . . . . . . . . . . . . . . . .         3,981           4,297
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .         5,737           6,256
  Interest Accrued . . . . . . . . . . . . . . . . . .         5,768           5,794
  Other. . . . . . . . . . . . . . . . . . . . . . . .        11,442          14,467

          TOTAL CURRENT LIABILITIES. . . . . . . . . .        98,958         105,384

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       142,722         140,490

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        14,803          15,288

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .         5,271           5,228

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . .      $744,414        $739,795

See Notes to Financial Statements.

                             KENTUCKY POWER COMPANY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                                 Six Months Ended
                                                                     June 30,
                                                                1995          1994
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 10,362      $ 12,588
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    12,155        11,474
    Deferred Income Taxes. . . . . . . . . . . . . . . . . .    (1,041)         (739)
    Deferred Investment Tax Credits. . . . . . . . . . . . .      (629)         (634)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .      (835)          132
    Fuel, Materials and Supplies . . . . . . . . . . . . . .       501          (485)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     4,218         5,001
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (3,726)        2,225
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .      (519)          741
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    (2,624)        3,077
        Net Cash Flows From Operating Activities . . . . . .    17,862        33,380

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (16,827)      (21,682)
  Proceeds from Sales of Property. . . . . . . . . . . . . .      -              863
        Net Cash Flows Used For Investing Activities . . . .   (16,827)      (20,819)

FINANCING ACTIVITIES:
  Issuance of Subordinated Debentures. . . . . . . . . . . .    38,647          -
  Change in Short-term Debt (net). . . . . . . . . . . . . .   (28,250)       (1,975)
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .   (11,460)      (10,698)
        Net Cash Flows Used For Financing Activities . . . .    (1,063)      (12,673)

Net Decrease in Cash and Cash Equivalents. . . . . . . . . .       (28)         (112)
Cash and Cash Equivalents at Beginning of Period . . . . . .       879           858
Cash and Cash Equivalents at End of Period . . . . . . . . .  $    851      $    746

Supplemental Disclosure:
  Cash paid for interest  net of capitalized  amounts was  $11,646,000 and $10,293,000 and for income  taxes was $2,027,000  and $3,015,000 in 1995 and 1994, respectively.
  Noncash acquisitions under capital leases were $1,857,000 and $2,612,000 in 1995 and
  1994, respectively.


See Notes to Financial Statements.

                          KENTUCKY POWER COMPANY
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1995
                                (UNAUDITED)


1. GENERAL

       The accompanying unaudited financial statements should be read in conjunction with the 1994 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts were reclassified to conform with current-period presentation.

2. FINANCING ACTIVITIES

       In April 1995 the Company issued $40 million of 8.72%
   Junior Subordinated Deferrable Interest Debentures Series A, due 2025 and used the proceeds to reduce short-term debt.

3. RESTRUCTURING

       On July 31, 1995 management announced plans to reduce staffing at the Company's Big Sandy Power Plant. The plan is part of an AEP restructuring program to realign functionally all subsidiary company operations. Job reductions throughout the Company's operations are expected to begin in the fall of 1995 and continue into 1996. Management is in the process of undertaking implementation efforts and at this time is not in a position to estimate the restructuring costs. The restructuring effort is expected to result in charges in 1995 and 1996 which will adversely affect results of operations.

4. CONTINGENCIES

       The Company continues to be involved in certain matters discussed in the 1994 Annual Report.

                          KENTUCKY POWER COMPANY
         MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS


                SECOND QUARTER 1995 vs. SECOND QUARTER 1994
                                    AND
                  YEAR-TO-DATE 1995 vs. YEAR-TO-DATE 1994



   Net income decreased 47% to $2.5 million in the quarter and 18% to $10.4 million in the year-to-date period primarily reflecting decreased energy sales to wholesale customers due to mild weather and an increase in interest expense due to additional long-term borrowings.
   Income statement items which changed significantly were:
                                     Increase (Decrease)
                               Second Quarter     Year-to-Date
                             (in millions)   %  (in millions)  %

Operating Revenues . . . . .     $(4.0)     (5)    $(5.1)     (3)
Purchased Power Expense. . .      (2.4)    (11)     (4.4)     (9)
Other Operation. . . . . . .       2.2      22       3.4      18
Maintenance Expense. . . . .      (1.2)    (15)     (3.8)    (22)
Federal Income Taxes . . . .      (1.2)    N.M.     (1.3)    (48)
Interest Charges . . . . . .       0.9      17       1.5      14

N.M. - Not Meaningful

   The decrease in operating revenues was due to decreased wholesale energy sales to unaffiliated utilities reflecting the effects of mild winter weather and cooler spring weather on energy demand and the ability of those utilities to meet their demand with their own generation.
   The decrease in purchased power expense resulted from decreased energy purchases from unaffiliated utilities for pass-through sales due to the mild weather, decreased purchases from an affiliate under a unit power agreement due to an outage and a reduction in the cost of energy purchases from the AEP System Power Pool reflecting increased availability of lower cost nuclear generation. These decreases were partly offset by an increase in the Company's share of AEP Power Pool capacity charges. As a Power Pool member whose internal demand exceeds its capacity, the Company pays capacity charges allocated to Power Pool members based on their relative peak demands. An increase in the Company's prior twelve month peak demand relative to the total peak demand of all Power Pool members caused the increase in Power Pool capacity charges.
   Other operation expense increased mainly due to increased administrative expenses and higher accruals for uncollectible accounts. The increase in administrative costs included severance and incentive pay.

The decrease in maintenance expense resulted from the effect of significant distribution line maintenance expenditures to repair damage from severe winter storms in 1994 and a decrease in planned steam plant maintenance.
   The decrease in federal income tax expense attributable to operations was primarily due to a decrease in pre-tax operating income.
   The increase in interest expense was due to the issuance in April 1995 of $40 million of Junior Subordinated Debentures.

                        OHIO POWER COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)
                                              Three Months Ended        Six Months Ended
                                                   June 30,                 June 30,
                                               1995        1994         1995        1994
                                                             (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . $435,976    $417,352     $852,803    $904,393
OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . .  141,301     159,960      272,979     360,589
  Purchased Power. . . . . . . . . . . . . .    9,561      17,648       29,803      38,158
  Other Operation. . . . . . . . . . . . . .   82,106      52,803      141,806     102,706
  Maintenance. . . . . . . . . . . . . . . .   36,302      36,935       71,200      73,080
  Depreciation and Amortization. . . . . . .   33,839      32,852       67,729      65,582
  Taxes Other Than Federal Income Taxes. . .   41,817      44,399       87,154      88,891
  Federal Income Taxes . . . . . . . . . . .   23,180      17,000       46,933      44,772

          TOTAL OPERATING EXPENSES . . . . .  368,106     361,597      717,604     773,778
OPERATING INCOME . . . . . . . . . . . . . .   67,870      55,755      135,199     130,615
NONOPERATING INCOME. . . . . . . . . . . . .    1,702         555        5,409       2,196
INCOME BEFORE INTEREST CHARGES . . . . . . .   69,572      56,310      140,608     132,811
INTEREST CHARGES . . . . . . . . . . . . . .   23,774      22,334       47,068      44,600
NET INCOME . . . . . . . . . . . . . . . . .   45,798      33,976       93,540      88,211
PREFERRED STOCK DIVIDEND REQUIREMENTS. . . .    3,893       3,825        7,718       7,650
EARNINGS APPLICABLE TO COMMON STOCK. . . . . $ 41,905    $ 30,151     $ 85,822    $ 80,561


                   CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                    (UNAUDITED)
                                              Three Months Ended        Six Months Ended
                                                   June 30,                 June 30,
                                               1995        1994         1995        1994
                                                             (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . . $492,248    $490,259     $483,222    $474,500
NET INCOME . . . . . . . . . . . . . . . . .   45,798      33,976       93,540      88,211
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . . . .   34,857      34,617       69,714      69,234
    Cumulative Preferred Stock . . . . . . .    3,825       3,825        7,650       7,650
  Capital Stock Expense. . . . . . . . . . .       34          34           68          68
BALANCE AT END OF PERIOD . . . . . . . . . . $499,330    $485,759     $499,330    $485,759
The common stock of the Company is wholly owned by
American Electric Power Company, Inc.
See Notes to Consolidated Financial Statements.
/TABLE

                        OHIO POWER COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)
                                                               June 30,      December 31,
                                                                 1995            1994
                                                                    (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . . . . . $ 2,531,595      $2,516,390
  Transmission . . . . . . . . . . . . . . . . . . . . . . .     792,939         790,736
  Distribution . . . . . . . . . . . . . . . . . . . . . . .     803,671         798,387
  General (including mining assets). . . . . . . . . . . . .     723,724         782,719
  Construction Work in Progress. . . . . . . . . . . . . . .      61,184          49,889
          Total Electric Utility Plant . . . . . . . . . . .   4,913,113       4,938,121
  Accumulated Depreciation and Amortization. . . . . . . . .   2,064,559       2,077,626

          NET ELECTRIC UTILITY PLANT . . . . . . . . . . . .   2,848,554       2,860,495



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . . . . .     110,764         120,856



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . . . . .      55,568          30,700
  Accounts Receivable. . . . . . . . . . . . . . . . . . . .     177,446         158,681
  Allowance for Uncollectible Accounts . . . . . . . . . . .      (1,579)         (1,019)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . . .     168,191         147,152
  Materials and Supplies . . . . . . . . . . . . . . . . . .      70,989          67,719
  Accrued Utility Revenues . . . . . . . . . . . . . . . . .      25,228          28,775
  Prepayments. . . . . . . . . . . . . . . . . . . . . . . .      62,265          43,894

          TOTAL CURRENT ASSETS . . . . . . . . . . . . . . .     558,108         475,902


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . . . . .     562,786         540,080


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . . . . .      96,395         153,807


            TOTAL. . . . . . . . . . . . . . . . . . . . . . $ 4,176,607      $4,151,140


See Notes to Consolidated Financial Statements.

                        OHIO POWER COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)
                                                                June 30,      December 31,
                                                                  1995            1994
                                                                     (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  40,000,000 Shares
    Outstanding - 27,952,473 Shares. . . . . . . . . . . . .   $  321,201      $  321,201
  Paid-in Capital. . . . . . . . . . . . . . . . . . . . . .      463,100         463,100
  Retained Earnings. . . . . . . . . . . . . . . . . . . . .      499,330         483,222
          Total Common Shareholder's Equity. . . . . . . . .    1,283,631       1,267,523
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . . . . .      126,240         126,240
    Subject to Mandatory Redemption. . . . . . . . . . . . .      115,000         115,000
  Long-term Debt . . . . . . . . . . . . . . . . . . . . . .    1,089,253       1,188,319

          TOTAL CAPITALIZATION . . . . . . . . . . . . . . .    2,614,124       2,697,082

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . . . . .      189,510         181,446

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . . . . .       99,667             670
  Short-term Debt. . . . . . . . . . . . . . . . . . . . . .       91,350          17,235
  Accounts Payable . . . . . . . . . . . . . . . . . . . . .       80,833         122,432
  Taxes Accrued. . . . . . . . . . . . . . . . . . . . . . .      110,714         156,525
  Interest Accrued . . . . . . . . . . . . . . . . . . . . .       22,530          22,681
  Obligations Under Capital Leases . . . . . . . . . . . . .       26,351          25,314
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .       85,051          95,218

          TOTAL CURRENT LIABILITIES. . . . . . . . . . . . .      516,496         440,075

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . .      724,603         712,646

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . . . . .       41,476          42,828

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . . . . .       90,398          77,063

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . . . . .   $4,176,607      $4,151,140


See Notes to Consolidated Financial Statements.

                        OHIO POWER COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                                                     Six Months Ended
                                                                         June 30,
                                                                    1995          1994
                                                                      (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 93,540     $  88,211
  Adjustments for Noncash Items:
    Depreciation, Depletion and Amortization . . . . . . . . . .    75,004        72,693
    Deferred Income Taxes. . . . . . . . . . . . . . . . . . . .    19,058       (20,633)
    Deferred Investment Tax Credits. . . . . . . . . . . . . . .    (1,682)       (1,773)
    Deferred Fuel Costs (net). . . . . . . . . . . . . . . . . .   (10,006)        4,189
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . . . .   (18,205)        5,334
    Fuel, Materials and Supplies . . . . . . . . . . . . . . . .   (24,309)       27,694
    Accrued Utility Revenues . . . . . . . . . . . . . . . . . .     3,547         5,851
    Prepayments. . . . . . . . . . . . . . . . . . . . . . . . .   (18,371)      (15,068)
    Accounts Payable . . . . . . . . . . . . . . . . . . . . . .   (41,599)      (24,793)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . . . .   (45,811)      (20,931)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . . . .    52,127        14,054
        Net Cash Flows From Operating Activities . . . . . . . .    83,293       134,828

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . . . .   (56,777)      (80,601)
  Proceeds from Sale of Property and Other . . . . . . . . . . .     1,601        35,920
        Net Cash Flows Used For Investing Activities . . . . . .   (55,176)      (44,681)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . . . .      -           48,251
  Change in Short-term Debt (net). . . . . . . . . . . . . . . .    74,115       (16,747)
  Retirement of Long-term Debt . . . . . . . . . . . . . . . . .      -          (54,425)
  Dividends Paid on Common Stock . . . . . . . . . . . . . . . .   (69,714)      (69,234)
  Dividends Paid on Cumulative Preferred Stock . . . . . . . . .    (7,650)       (7,650)
        Net Cash Flows Used For Financing Activities . . . . . .    (3,249)      (99,805)

Net Increase (Decrease) in Cash and Cash Equivalents . . . . . .    24,868        (9,658)
Cash and Cash Equivalents at Beginning of Period . . . . . . . .    30,700        20,803
Cash and Cash Equivalents at End of Period . . . . . . . . . . .  $ 55,568     $  11,145

Supplemental Disclosure:
  Cash paid for interest net  of capitalized amounts  was $45,880,000 and $41,687,000 and for income  taxes  was  $34,447,000  and  $46,274,000 in  1995 and  1994, respectively.
  Noncash acquisitions  under capital leases were $17,504,000 and $27,189,000 in 1995 and
  1994, respectively.


See Notes to Consolidated Financial Statements.

                    OHIO POWER COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1995
                                (UNAUDITED)

1. GENERAL

        The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1994 Annual
   Report as incorporated in and filed with the Form 10-K.

2. RESTRUCTURING

        On July 31, 1995 management announced plans to reduce staffing at the Company's power plants. The plan is part of an AEP restructuring program to realign functionally all subsidiary company operations. Job reductions throughout the Company's operations are expected to begin in the fall of 1995 and continue into 1996. Management is in the process of undertaking implementation efforts and at this time is not in a position to estimate the restructuring costs. The restructuring effort is expected to result in charges in 1995 and 1996 which will adversely affect results of operations.

3. CONTINGENCIES

        The Company continues to be involved in certain matters discussed in the 1994 Annual Report.

                    OHIO POWER COMPANY AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION

                SECOND QUARTER 1995 vs. SECOND QUARTER 1994
                                    AND
                  YEAR-TO-DATE 1995 vs. YEAR-TO-DATE 1994

RESULTS OF OPERATIONS
   Net income increased 35% or $11.8 million in the second quarter and 6% or $5.3 million in the year-to-date period primarily due to the favorable effect of a $12.7 million adjustment to revenues recorded in June 1995 under a major industrial contract.
   Income statement items which changed significantly were:
                                     Increase (Decrease)
                             Second Quarter       Year-to-Date
                            (in millions)  %   (in millions)   %

Operating Revenues . . . .     $ 18.6      4      $(51.6)     (6)
Fuel Expense . . . . . . .      (18.7)   (12)      (87.6)    (24)
Purchased Power Expense. .       (8.1)   (46)       (8.4)    (22)
Other Operation Expense. .       29.3     55        39.1      38
Federal Income Taxes . . .        6.2     36         2.2       5

   Operating revenues rose in the second quarter reflecting the adjustment to industrial revenues in June 1995, an increase in retail base rates which was effective March 23, 1995 and a 2% increase in total energy sales mainly due to growth in the number of customers in all major retail customer classes and increased usage by industrial customers.
   Year-to-date operating revenues declined as a result of a 36% decrease in energy sales to wholesale customers resulting from mild weather and increased availability of unaffiliated generating units in 1995, and a reduction in energy sales to the AEP System Power Pool. Energy supplied to the Power Pool was reduced due to a decline in the Power Pool's energy requirements reflecting the mild weather, maintenance and repair outages at several of the Company's generating units in 1995, and the availability during 1995 of an affiliate's two nuclear generating units which had been out of service during 1994. Although energy sales to weather sensitive residential customers decreased 3%, total retail energy sales increased slightly due to a 3% rise in energy sales to industrial customers mainly resulting from increased usage due to a rise in production levels. Energy sales to commercial customers remained constant.
   The decreases in fuel expense in the second quarter and the year-to-date period were due to a lower average cost of fuel consumed and the effect of the abandonment of a dragline utilized at an affiliated mining operation recorded in June 1994. The significant decrease in fuel expense in the year-to-date period was also attributable to decreased generation resulting from the decline in energy demand and maintenance and repair outages at several of the Company's generating units. Decreased energy purchases from unaffiliated utilities for pass-through sales to other unaffiliated utilities as a result of the milder weather in 1995 caused the substantial decline in purchased power expense.
   Other operation expense increased in both periods due to rent expense and other operating costs of the Gavin Plant's new flue gas desulfurization systems which went into service in 1995, increased employee benefit cost and regulatory-approved increases in amortization, concurrent with rate recovery, of certain low-income residential customers' payment programs.
   The increase in both periods in federal income tax expense attributable to operations was due to an increase in pre-tax operating income. The year-to-date federal income tax expense also increased due to changes in certain book/tax differences which are accounted for on a flow-through basis.
FINANCIAL CONDITION
   Total plant and property additions including capital leases for the first six months of 1995 were $75 million.
   During the first six months of 1995, there were no issuances or retirements of long-term debt or preferred stock. Short-term debt increased by $74 million since the beginning of the year. RESTRUCTURING
   As part of an AEP restructuring program, management announced plans to reduce staffing at the Company's power plants. The restructuring program, which is part of management's efforts to prepare for increased competition, calls for the functional realignment of all subsidiary company operations. Staffing reductions throughout the Company's operations are expected to begin in the fall of 1995 and continue throughout 1996. Management is in the process of undertaking implementation efforts and at this time is not in a position to estimate the restructuring costs. The cost of the restructuring effort is expected to adversely affect results of operations in 1995 and 1996.

                        PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings.
Indiana Michigan Power Company ("I&M")
   Reference is made to page 16 of the Annual Report on Form
10-K for the year ended December 31, 1994 ("1994 10-K") for a discussion of the dismissal by the Federal Energy Regulatory Commission ("FERC") of a complaint relating to the reasonableness of coal costs from an unaffiliated supplier. On June 9, 1995, the U.S. Court of Appeals for the District of Columbia Circuit issued its decision upholding the FERC order.
   Reference is made to pages 20 and 21 of the 1994 10-K and page II-3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 for a discussion of the disposal of nuclear waste from the D.C. Cook Nuclear Plant. On May 30, 1995, I&M filed a petition for review in the U.S. Court of Appeals for the District of Columbia Circuit requesting that the court issue a declaration that the Nuclear Waste Policy Act of 1982 imposes on the U.S. Department of Energy ("DOE") an unconditional obligation to begin acceptance of spent nuclear fuel and high level radioac-

tive waste by January 31, 1998. I&M also seeks, if warranted, relief from the financial burden of fees being paid to DOE.
   Reference is made to page 34 of the 1994 10-K for a discus-

sion of a complaint issued by Region V, U.S. Environmental Protection Agency ("Federal EPA") which alleged violations by Breed Plant of the Clean Water Act and proposed a penalty of $70,000, which demand was subsequently reduced to $40,000. In July 1995, I&M paid a civil penalty of $22,500 to settle this matter.

Ohio Power Company ("OPCo")

   Reference is made to page 34 of the 1994 10-K for a dis-

cussion of proceedings instituted by Federal EPA alleging that OPCo's Kammer Plant has been operating in violation of applicable federally enforceable air pollution control requirements for sulfur dioxide since January 1, 1989. On July 7, 1995, the U.S. District Court for the Northern District of West Virginia entered an agreed order modifying the consent decree and extending the Kammer compliance deadline from September 1, 1995 to January 15, 1996.
Item 4. Submission of Matters to a Vote of Security Holders. American Electric Power Company, Inc. ("AEP")

   The annual meeting of shareholders was held in Findlay, Ohio on April 26, 1995. The holders of shares entitled to vote at the meeting or their proxies cast votes at the meeting with respect to the following two matters, as indicated below:

   1. Election of 12 directors to hold office until the next annual meeting and until their successors are duly elected. Each nominee for director was elected by a vote of the shareholders as follows:

            Number of Shares        Number of
                Nominee             Voted For    Votes Withheld

        Peter J. DeMaria         146,993,578     1,844,021
        E. Linn Draper, Jr.      146,875,616     1,961,983
        Robert M. Duncan         146,752,540     2,085,059
        Arthur G. Hansen         146,510,534     2,327,065
        Lester A. Hudson, Jr.    146,951,132     1,886,467
        Gerald P. Maloney        146,996,140     1,841,459
        Angus E. Peyton          146,877,724     1,959,875
        Toy F. Reid              146,729,742     2,107,857
        Donald G. Smith          146,829,596     2,008,003
        Linda Gillespie Stuntz   145,635,993     3,201,606
        Morris Tanenbaum         146,860,750     1,976,849
        Ann Haymond Zwinger      146,594,471     2,243,128

   2. Approve the appointment by the Board of Directors of Deloitte & Touche LLP as independent auditors of AEP for the year 1995. The proposal was approved by a vote of the shareholders as follows:

        Votes FOR           146,826,002
        Votes AGAINST           892,732
        Votes ABSTAINED       1,118,865
        Broker NON-VOTES*              0
        *A non-vote occurs when a nominee holding shares for a beneficial owner votes on one proposal, but does not vote on another proposal because the nominee does not have discretionary voting power and has not received instructions from the beneficial owner.

Appalachian Power Company ("APCo")
   The annual meeting of stockholders was held on April 25, 1995 at 1 Riverside Plaza, Columbus, Ohio. At the meeting, 13,499,500 votes were cast FOR each of the following eight persons for election as directors and there were no votes with-

held and such persons were elected directors to hold office for one year or until their successors are elected and qualify:

        Peter J. DeMaria    William J. Lhota
        E. Linn Draper, Jr. Gerald P. Maloney
        Henry W. Fayne      James J. Markowsky
        Luke M. Feck        Joseph H. Vipperman

   No other business was transacted at the meeting.

I&M

   The annual meeting of stockholders was held on April 25, 1995 at the principal office of I&M in Fort Wayne, Indiana. At the meeting, 1,400,000 votes were cast FOR each of the following eleven persons for election as directors and there were no votes withheld and such persons were elected directors to hold office for one year or until their successors are elected and qualify:

        Mark A. Bailey      Gerald P. Maloney
        G. A. Clark         James J. Markowsky
        Peter J. DeMaria    Richard C. Menge
        W. N. D'Onofrio     Albert H. Potter
        E. Linn Draper, Jr. D. B. Synowiec
        William J. Lhota

   No other business was transacted at the meeting.

OPCo

   The annual meeting of shareholders was held on May 2, 1995 at the principal office of OPCo in Canton, Ohio. At the meeting, 27,952,473 votes were cast FOR each of the following seven persons for election as directors and there were no votes with-

held and such persons were elected directors to hold office for one year or until their successors are elected and qualify:
        Peter J. DeMaria         William J. Lhota
        E. Linn Draper, Jr.      Gerald P. Maloney
        Carl A. Erikson          James J. Markowsky
        Henry W. Fayne

   No other business was transacted at the meeting.

Item 5.  Other Information.

AEP, AEP Generating Company ("AEGCo"), APCo, Columbus Southern
Power Company ("CSPCo"), I&M, Kentucky Power Company ("KEPCo") and OPCo

   Reference is made to pages 2 and 3 of the 1994 10-K for a discussion of possible changes to the Public Utility Holding Company Act of 1935, as amended ("PUHCA"). On June 20, 1995, the Securities and Exchange Commission released a report from its Division of Investment Management recommending conditional repeal of PUHCA by Congress, with specific federal authority preserved to protect energy consumers. This specific authority would be transferred to the FERC and would include access to the books and records of holding company systems, audit authority over holding companies and their subsidiaries and oversight over affiliate transactions.

   Reference is made to pages 5 and 6 of the 1994 10-K and pages II-1 and II-2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 for a discussion of AEP's transmis-

sion access filing. On July 19, 1995, APCo, CSPCo, I&M, KEPCo and OPCo and two other AEP System companies filed an offer of settlement with the FERC, proposing to adopt the pro-forma point-to-point and network transmission tariffs contained in the FERC's Notice of Proposed Rulemaking of March 29, 1995. The proposed tariffs will be modified, if necessary, to conform to the final rules.

   Reference is made to page 8 of the 1994 10-K for a discus-

sion of a declaratory judgment action filed by Detroit Edison, an unaffiliated utility, in the U.S. District Court, challenging the jurisdiction of the Michigan Public Service Commission ("MPSC") to order retail wheeling. On May 8, 1995, the court granted a motion by the MPSC to dismiss the Detroit Edison complaint on the basis that the court lacked jurisdiction.


Item 6.  Exhibits and Reports on Form 8-K.
        (a) Exhibits:

        APCo, CSPCo, I&M, KEPCo and OPCo

            Exhibit 12 - Statement re: Computation of Ratios.

        AEP, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo

            Exhibit 27 - Financial Data Schedule.

        (b) Reports on Form 8-K:

        AEP, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo

            No reports on Form 8-K were filed during the quarter ended June 30, 1995.

   In the opinion of the companies, the financial statements contained herein reflect all adjustments (consisting of only normal recurring accruals) which are necessary to a fair presentation of the results of operations for the interim periods.
                                     SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signatures for each undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.
                            AMERICAN ELECTRIC POWER COMPANY, INC.
G.P. Maloney                                 P.J. DeMaria
G.P. Maloney, Vice President                 P.J. DeMaria, Treasurer
            and Secretary
                            AEP GENERATING COMPANY
G.P. Maloney                                 P.J. DeMaria
G.P. Maloney, Vice President                 P.J. DeMaria, Vice President
                                                 and Treasurer
                            APPALACHIAN POWER COMPANY
G.P. Maloney                                 P.J. DeMaria
G.P. Maloney, Vice President                 P.J. DeMaria, Vice President
                                                         and Treasurer
                            COLUMBUS SOUTHERN POWER COMPANY
G.P. Maloney                                 P.J. DeMaria
G.P. Maloney, Vice President                 P.J. DeMaria, Vice President
                                                        and Treasurer
                            INDIANA MICHIGAN POWER COMPANY
G.P. Maloney                                 P.J. DeMaria
 G.P. Maloney, Vice President                P.J. DeMaria, Vice President
                                                       and Treasurer
                            KENTUCKY POWER COMPANY
G.P. Maloney                                 P.J. DeMaria
G.P. Maloney, Vice President                 P.J. DeMaria, Vice President
                                                        and Treasurer
                            OHIO POWER COMPANY
G.P. Maloney                                 P.J. DeMaria
G.P. Maloney, Vice President                 P.J. DeMaria, Vice President
                                                        and Treasurer

Date:  August 9, 1995