Form 10-Q
period 1996-09-30
COLUMBUS SOUTHERN POWER CO /OH/
filed 1996-11-13
CIK 22198

THE CONSOLIDATED 10-Q FOR AMERICAN ELECTRIC POWER CO., INC, AND
SUBSIDIARIES IS REQUESTED TO INCLUDED AS PART OF THE FILING.

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
             For The Quarterly Period Ended September 30, 1996
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

The number of shares outstanding of American Electric Power Company, Inc. Common Stock,
par value $6.50, at October 31, 1996 was 187,835,000.
/TABLE

    AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                               FORM 10-Q
               For The Quarter Ended September 30, 1996
                                 INDEX
                                                                          Page
Part I.  FINANCIAL INFORMATION
           American Electric Power Company, Inc. and Subsidiary Companies:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . . A-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . A-2 - A-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . A-4
             Notes to Consolidated Financial Statements . . . . . . . . . A-5
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . . A-6 - A-8

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

           Indiana Michigan Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . . E-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . E-2 - E-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . E-4
             Notes to Consolidated Financial Statements . . . . . . . . . E-5
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . . E-6 - E-7

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


    AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                                        FORM 10-Q

                                    For The Quarter Ended September 30, 1996

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

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except per-share amounts)
                                (UNAUDITED)
                                           Three Months Ended       Nine Months Ended
                                              September 30,           September 30,
                                            1996        1995        1996        1995
OPERATING REVENUES . . . . . . . . . . . $1,484,422  $1,523,390  $4,403,144  $4,244,901

OPERATING EXPENSES:
  Fuel and Purchased Power . . . . . . .    416,470     456,496   1,262,361   1,225,538
  Other Operation. . . . . . . . . . . .    299,496     316,850     903,927     868,667
  Maintenance. . . . . . . . . . . . . .    129,140     131,134     373,606     393,130
  Depreciation and Amortization. . . . .    151,809     150,424     450,337     444,844
  Taxes Other Than Federal Income Taxes.    128,155     125,052     376,771     371,282
  Federal Income Taxes . . . . . . . . .     99,607      80,886     263,650     210,052

          TOTAL OPERATING EXPENSES . . .  1,224,677   1,260,842   3,630,652   3,513,513

OPERATING INCOME . . . . . . . . . . . .    259,745     262,548     772,492     731,388

NONOPERATING INCOME. . . . . . . . . . .      3,655       5,693       3,558      10,574

INCOME BEFORE INTEREST CHARGES AND
  PREFERRED DIVIDENDS. . . . . . . . . .    263,400     268,241     776,050     741,962

INTEREST CHARGES . . . . . . . . . . . .     90,878      99,784     289,266     301,040

PREFERRED STOCK DIVIDEND REQUIREMENTS
  OF SUBSIDIARIES. . . . . . . . . . . .     10,198      14,301      31,782      42,438

NET INCOME . . . . . . . . . . . . . . . $  162,324  $  154,156  $  455,002  $  398,484

AVERAGE NUMBER OF SHARES OUTSTANDING . .    187,528     186,024     187,118     185,671

EARNINGS PER SHARE . . . . . . . . . . .      $0.87       $0.83       $2.43       $2.15

CASH DIVIDENDS PAID PER SHARE. . . . . .      $0.60       $0.60       $1.80       $1.80



               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                           Three Months Ended       Nine Months Ended
                                              September 30,           September 30,
                                            1996        1995        1996        1995
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $1,478,193  $1,347,260  $1,409,645  $1,325,581

NET INCOME . . . . . . . . . . . . . . .    162,324     154,156     455,002     398,484

DEDUCTIONS:
  Cash Dividends Declared. . . . . . . .    112,463     111,563     336,651     334,058
  Other. . . . . . . . . . . . . . . . .          9        (154)        (49)       -

BALANCE AT END OF PERIOD . . . . . . . . $1,528,045  $1,390,007  $1,528,045  $1,390,007


See Notes to Consolidated Financial Statements.
/TABLE

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          September 30,   December 31,
                                                               1996           1995
                                                                 (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $ 9,278,377    $ 9,238,843
  Transmission . . . . . . . . . . . . . . . . . . . .       3,357,849      3,316,664
  Distribution . . . . . . . . . . . . . . . . . . . .       4,321,685      4,184,251
  General (including mining assets and nuclear fuel) .       1,489,816      1,442,086
  Construction Work in Progress. . . . . . . . . . . .         344,492        314,118
          Total Electric Utility Plant . . . . . . . .      18,792,219     18,495,962
  Accumulated Depreciation and Amortization. . . . . .       7,451,534      7,111,123


          NET ELECTRIC UTILITY PLANT . . . . . . . . .      11,340,685     11,384,839




OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         866,659        825,781




CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         112,704         79,955
  Accounts Receivable (net). . . . . . . . . . . . . .         525,564        492,283
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         252,822        271,933
  Materials and Supplies . . . . . . . . . . . . . . .         249,518        251,051
  Accrued Utility Revenues . . . . . . . . . . . . . .         145,078        207,919
  Prepayments and Other. . . . . . . . . . . . . . . .         111,126         98,717

          TOTAL CURRENT ASSETS . . . . . . . . . . . .       1,396,812      1,401,858




REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .       1,875,724      1,979,446



DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         206,709        310,377


            TOTAL. . . . . . . . . . . . . . . . . . .     $15,686,589    $15,902,301

See Notes to Consolidated Financial Statements.

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                         September 30,    December 31,
                                                              1996            1995
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock-Par Value $6.50:
                                1996          1995
    Shares Authorized . . . .300,000,000   300,000,000
    Shares Issued . . . . . .196,834,992   195,634,992
    (8,999,992 shares were held in treasury) . . . . .    $ 1,279,427     $ 1,271,627
  Paid-in Capital. . . . . . . . . . . . . . . . . . .      1,702,102       1,658,524
  Retained Earnings. . . . . . . . . . . . . . . . . .      1,528,045       1,409,645
          Total Common Shareholders' Equity. . . . . .      4,509,574       4,339,796
  Cumulative Preferred Stocks of Subsidiaries:
    Not Subject to Mandatory Redemption. . . . . . . .        115,365         148,240
    Subject to Mandatory Redemption. . . . . . . . . .        490,225         515,085
  Long-term Debt . . . . . . . . . . . . . . . . . . .      4,813,827       4,920,329

          TOTAL CAPITALIZATION . . . . . . . . . . . .      9,928,991       9,923,450

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .        968,175         884,707

CURRENT LIABILITIES:
  Preferred Stock and Long-term
    Debt Due Within One Year . . . . . . . . . . . . .         97,304         144,597
  Short-term Debt. . . . . . . . . . . . . . . . . . .        275,351         365,125
  Accounts Payable . . . . . . . . . . . . . . . . . .        177,779         220,142
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .        283,763         420,192
  Interest Accrued . . . . . . . . . . . . . . . . . .        112,716          80,848
  Obligations Under Capital Leases . . . . . . . . . .         93,260          89,692
  Other. . . . . . . . . . . . . . . . . . . . . . . .        311,369         304,466

          TOTAL CURRENT LIABILITIES. . . . . . . . . .      1,351,542       1,625,062

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .      2,616,045       2,656,651

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        412,262         430,041

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . .        242,917         249,875

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .        166,657         132,515

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . .    $15,686,589     $15,902,301

See Notes to Consolidated Financial Statements.

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                   Nine Months Ended
                                                                     September 30,
                                                                 1996             1995
                                                                     (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 455,002        $ 398,484
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    442,205          431,936
    Deferred Federal Income Taxes. . . . . . . . . . . . . .    (14,126)           2,747
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (17,643)         (17,862)
    Amortization of Deferred Property Taxes. . . . . . . . .    132,061          120,710
    Amortization of Operating Expenses and
      Carrying Charges (net) . . . . . . . . . . . . . . . .     38,226           39,975
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    (33,281)         (69,061)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     20,644           33,484
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     62,841           28,364
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (42,363)         (50,855)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   (136,429)        (127,377)
    Interest Accrued . . . . . . . . . . . . . . . . . . . .     31,868           36,056
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     45,555          (20,101)
        Net Cash Flows From Operating Activities . . . . . .    984,560          806,500

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (355,878)        (427,716)
  Proceeds from Sale of Property and Other . . . . . . . . .      8,825           11,560
        Net Cash Flows Used For Investing Activities . . . .   (347,053)        (416,156)

FINANCING ACTIVITIES:
  Issuance of Common Stock . . . . . . . . . . . . . . . . .     49,337           35,302
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    406,905          425,309
  Retirement of Cumulative Preferred Stock . . . . . . . . .    (39,966)            -
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (594,609)        (381,607)
  Change in Short-term Debt (net). . . . . . . . . . . . . .    (89,774)        (104,435)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (336,651)        (334,058)
        Net Cash Flows Used For Financing Activities . . . .   (604,758)        (359,489)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .     32,749           30,855
Cash and Cash Equivalents at Beginning of Period . . . . . .     79,955           62,866
Cash and Cash Equivalents at End of Period . . . . . . . . .  $ 112,704        $  93,721

Supplemental Disclosure:
  Cash paid for interest net of  capitalized amounts  was $247,393,000  and $255,342,000 and for income taxes was $278,050,000 and $220,897,000 in 1996 and 1995, respectively.
  Noncash  acquisitions  under  capital  leases  were $108,340,000  and  $78,170,000  in
  1996 and 1995, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

  AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996
                           (UNAUDITED)

1. GENERAL

       The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1995 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation.

2. FINANCING AND RELATED ACTIVITIES

       During the first nine months of 1996, subsidiaries issued $410 million principal amount of long-term debt: two series of first mortgage bonds totaling $200 million at 6-3/8% and 6.8% due in 2001 and 2006, respectively; two series of junior subordinated deferrable interest debentures totaling $115 million at 8% and 8-1/4% due in 2026; two 6.75% term loans totaling $20 million due 2001 and three term loans totaling $75 million at 6.42%, 6.57% and 7.445% due in 1999, 2000 and 2002,
   respectively.

       In 1996 the subsidiaries redeemed the outstanding shares of two series of $100 par value cumulative preferred stock:
   75,000 shares at 9.5% and 300,000 shares at 7.08%; and retired
   $588 million principal amount of long-term debt: $529 million of first mortgage bonds with interest rates ranging from 5% to 9-7/8% with due dates ranging from 1996 to 2022; $31 million of sinking fund debentures with interest rates ranging from 5-1/8% to 7-7/8% with due dates ranging from 1996 to 1999; and $28 million of term loans with interest rates ranging from 5.79% to 10.78% at maturity.

       The redemption of three series of first mortgage bonds in 1996, a 7-7/8% series and a 7-1/2% series both due in 2002 and a 9-7/8% series due in 2020, reduced the restriction on subsidiaries use of retained earnings for the payment of cash dividends on their common stock from $230 million to $30 million.

3. CONTINGENCIES

       The Company continues to be involved in certain matters discussed in the 1995 Annual Report.

  AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION

            THIRD QUARTER 1996 vs. THIRD QUARTER 1995
                               AND
             YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995
RESULTS OF OPERATIONS
   Although operating revenues decreased 3% for the comparative third quarter, net income increased $8.2 million or 5% due primarily to the effect of a provision for severance pay recorded in 1995 and refinancings which reduced interest charges and preferred stock dividends. Net income increased 14% or $56.5 million for the comparative year-to-date period due mainly to a 9% increase in energy sales and refinancings of long-term debt and retirements of preferred stock.
   Income statement lines which changed significantly were:
                                       Increase (Decrease)
                                Third Quarter     Year-To-Date
                              (in millions)  %  (in millions)  %

Operating Revenues . . . . . .    $(39.0)   (3)     $158.2     4
Fuel and Purchased
  Power Expense. . . . . . . .     (40.0)   (9)       36.8     3
Other Operation Expense. . . .     (17.4)   (5)       35.3     4
Maintenance Expense. . . . . .      (2.0)   (2)      (19.5)   (5)
Federal Income Taxes . . . . .      18.7    23        53.6    26
Interest Charges . . . . . . .      (8.9)   (9)      (11.8)   (4)
Preferred Stock Dividend
 Requirements of Subsidiaries.      (4.1)  (29)      (10.7)  (25)

   Operating revenues decreased for the third quarter as a result of a 2% decrease in energy sales to retail customers due to milder summer weather in 1996 as compared with the unseasonably warm summer of 1995. Energy sales to weather-sensitive residential and commercial customers declined 9% and 1%, respectively. Energy sales to industrial and wholesale customers showed continued growth with increases for the quarter of 3% and 17%, respectively.
Increased customer usage and the addition of a new large industrial customer in late 1995 accounted for the rise in industrial sales.
The increase in wholesale sales can be attributed largely to new wholesale energy transactions with power marketers.
   The increase in operating revenues for the comparative year-to-date period resulted from increased energy sales. Retail energy sales increased 2% due to growth in the number of customers and increased usage largely as a result of the unseasonable weather in the first six months of 1996. Energy sales to wholesale customers were up 39% due to wholesale energy transactions with power marketers and weather-related demand for energy.
   The decrease in fuel and purchased power expense for the comparative third quarter and the increase for the comparative year-to-date period were due mainly to the above noted weather-related changes in energy demand. Also contributing to the decline in fuel expense during the quarter was the availability in 1996 of the Cook Nuclear Plant which had a maintenance and refueling outage at one unit during the third quarter of 1995.
   Other operation expense decreased for the comparative third quarter due primarily to the effect of a $27.2 million ($17.7 million after-tax) provision for severance pay recorded in 1995.
The increase in other operation expense for the comparative year-to-date period was due to increased pension and other employee benefit expenses, rent and other operating costs of the recently installed Gavin Plant scrubbers and amortization, commensurate with recovery in rates, of previously deferred Gavin scrubber expenses.
   The decline in maintenance expense for the comparative year-to-date period was due primarily to the reversal in March 1996 of a loss provision recorded in 1995 for deferred Virginia incremental storm damage expenses, and workforce reductions and less contract labor at the Company's nuclear plant.
   Federal income tax expense attributable to operations increased in both periods due to an increase in pre-tax operating income and changes in certain book/tax differences accounted for on a flow-through basis for ratemaking and financial reporting purposes.
   Interest charges declined in both periods due to refinancing programs of several subsidiaries which reduced the interest rate for outstanding debt and reductions in long-term debt. Preferred stock dividend requirements of the subsidiaries also decreased in both comparative periods reflecting preferred stock redemptions in November 1995 and the first half of 1996.
FINANCIAL CONDITION
   Total plant and property additions including capital leases for the first nine months were $466 million.
   During the first nine months of 1996 subsidiaries issued $410 million principal amount of long-term debt at interest rates ranging from 6-3/8% to 8-1/4%; retired $588 million principal amount of long-term debt with interest rates ranging from 5% to 10.78%; redeemed 375,000 shares of $100 par value cumulative preferred stock at 9.5% and 7.08% and decreased short-term debt by $90 million.

                                            AEP GENERATING COMPANY
                                            STATEMENTS OF INCOME
                                     (UNAUDITED)
                                           Three Months Ended      Nine Months Ended
                                              September 30,          September 30,
                                             1996      1995         1996        1995
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . .   $56,821    $58,916     $169,618    $172,910

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .    23,701     25,422       68,969      74,062
  Rent - Rockport Plant Unit 2 . . . . .    17,070     17,070       51,218      49,689
  Other Operation. . . . . . . . . . . .     3,036      2,944        9,147       8,621
  Maintenance. . . . . . . . . . . . . .     3,154      2,618       10,530       8,959
  Depreciation . . . . . . . . . . . . .     5,413      5,421       16,239      16,255
  Taxes Other Than Federal Income Taxes.       821        897        2,703       2,175
  Federal Income Taxes . . . . . . . . .       987        979        2,924       2,466

          TOTAL OPERATING EXPENSES . . .    54,182     55,351      161,730     162,227

OPERATING INCOME . . . . . . . . . . . .     2,639      3,565        7,888      10,683

NONOPERATING INCOME. . . . . . . . . . .     1,018      1,012        2,642       2,757

INCOME BEFORE INTEREST CHARGES . . . . .     3,657      4,577       10,530      13,440

INTEREST CHARGES . . . . . . . . . . . .     1,042      1,977        3,186       6,787

NET INCOME . . . . . . . . . . . . . . .   $ 2,615    $ 2,600     $  7,344    $  6,653



                      STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                           Three Months Ended      Nine Months Ended
                                              September 30,          September 30,
                                             1996      1995         1996        1995
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . .    $2,184    $4,321       $1,955      $4,268

NET INCOME . . . . . . . . . . . . . . .     2,615     2,600        7,344       6,653

CASH DIVIDENDS DECLARED. . . . . . . . .     3,000     5,000        7,500       9,000

BALANCE AT END OF PERIOD . . . . . . . .    $1,799    $1,921       $1,799      $1,921



The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.
/TABLE

                          AEP GENERATING COMPANY
                              BALANCE SHEETS
                                (UNAUDITED)
                                                            September 30,  December 31,
                                                                 1996          1995
                                                                   (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production. . . . . . . . . . . . . . . . . . . . . . . .   $627,198       $627,298
  General . . . . . . . . . . . . . . . . . . . . . . . . .      2,933          2,919
  Construction Work in Progress . . . . . . . . . . . . . .      1,990          1,397
          Total Electric Utility Plant. . . . . . . . . . .    632,121        631,614
  Accumulated Depreciation. . . . . . . . . . . . . . . . .    233,330        218,055


          NET ELECTRIC UTILITY PLANT. . . . . . . . . . . .    398,791        413,559




CURRENT ASSETS:
  Cash and Cash Equivalents . . . . . . . . . . . . . . . .      2,153             22
  Accounts Receivable . . . . . . . . . . . . . . . . . . .     19,356         19,028
  Fuel. . . . . . . . . . . . . . . . . . . . . . . . . . .     19,786         19,008
  Materials and Supplies. . . . . . . . . . . . . . . . . .      4,771          4,820
  Prepayments . . . . . . . . . . . . . . . . . . . . . . .        412            673


          TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .     46,478         43,551



REGULATORY ASSETS . . . . . . . . . . . . . . . . . . . . .      5,912          6,076



DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . . .      2,298          1,693



            TOTAL . . . . . . . . . . . . . . . . . . . . .   $453,479       $464,879

See Notes to Financial Statements.

                          AEP GENERATING COMPANY
                              BALANCE SHEETS
                                (UNAUDITED)
                                                           September 30,   December 31,
                                                                1996           1995
                                                                  (in thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock - Par Value $1,000:
    Authorized and Outstanding - 1,000 Shares . . . . . . .   $  1,000       $  1,000
  Paid-in Capital . . . . . . . . . . . . . . . . . . . . .     47,235         47,735
  Retained Earnings . . . . . . . . . . . . . . . . . . . .      1,799          1,955
          Total Common Shareholder's Equity . . . . . . . .     50,034         50,690
  Long-term Debt. . . . . . . . . . . . . . . . . . . . . .     89,550         89,538

          TOTAL CAPITALIZATION. . . . . . . . . . . . . . .    139,584        140,228

OTHER NONCURRENT LIABILITIES. . . . . . . . . . . . . . . .      1,736          1,830

CURRENT LIABILITIES:
  Short-term Debt - Notes Payable . . . . . . . . . . . . .       -            21,725
  Accounts Payable. . . . . . . . . . . . . . . . . . . . .      5,174          9,094
  Taxes Accrued . . . . . . . . . . . . . . . . . . . . . .      5,198          2,997
  Rent Accrued - Rockport Plant Unit 2. . . . . . . . . . .     23,427          4,963
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .      2,026          4,508

          TOTAL CURRENT LIABILITIES . . . . . . . . . . . .     35,825         43,287

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2 . . . . . . . . . . . . . . . . . .    145,865        150,043

REGULATORY LIABILITIES:
  Deferred Investment Tax Credits . . . . . . . . . . . . .     74,418         76,949
  Amounts Due to Customers for Income Taxes . . . . . . . .     35,547         36,517
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .       -               201

          TOTAL REGULATORY LIABILITIES. . . . . . . . . . .    109,965        113,667

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . .     20,504         15,824

            TOTAL . . . . . . . . . . . . . . . . . . . . .   $453,479       $464,879

See Notes to Financial Statements.

                          AEP GENERATING COMPANY
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                 Nine Months Ended
                                                                   September 30,
                                                                 1996          1995
                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $   7,344     $   6,653
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .     16,239        16,255
    Deferred Federal Income Taxes. . . . . . . . . . . . . .      3,710         5,881
    Deferred Investment Tax Credits. . . . . . . . . . . . .     (2,531)       (2,537)
    Amortization of Deferred Gain on Sale
      and Leaseback - Rockport Plant Unit 2. . . . . . . . .     (4,178)       (4,178)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable. . . . . . . . . . . . . . . . . . .       (328)          184
    Fuel, Materials and Supplies . . . . . . . . . . . . . .       (729)          269
    Accounts Payable . . . . . . . . . . . . . . . . . . . .     (3,920)       (1,332)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .      2,201          (209)
    Interest Accrued . . . . . . . . . . . . . . . . . . . .       (133)       (2,635)
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . . .     18,464        16,937
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     (2,791)       (3,989)
        Net Cash Flows From Operating Activities . . . . . .     33,348        31,299

INVESTING ACTIVITIES - Construction Expenditures . . . . . .     (1,492)       (3,127)

FINANCING ACTIVITIES:
  Capital Contributions Returned to Parent Company . . . . .       (500)         -
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .       -           88,368
  Change in Short-term Debt (net). . . . . . . . . . . . . .    (21,725)        3,825
  Retirement of Long-term Debt . . . . . . . . . . . . . . .       -         (111,347)
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .     (7,500)       (9,000)
        Net Cash Flows Used For Financing Activities . . . .    (29,725)      (28,154)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .      2,131            18
Cash and Cash Equivalents at Beginning of Period . . . . . .         22             7
Cash and Cash Equivalents at End of Period . . . . . . . . .  $   2,153     $      25


Supplemental Disclosure:
  Cash paid  (received) for interest  net of capitalized  amounts was  $3,009,000 and
  $9,136,000  and for  income  taxes  was $(1,374,000) and  $(2,136,000) in  1996 and
  1995, respectively.

See Notes to Financial Statements.

                          AEP GENERATING COMPANY
                       NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996
                                (UNAUDITED)

   GENERAL

       The accompanying unaudited financial statements should be read in conjunction with the 1995 Annual Report as incorporated in and filed with the Form 10-K.

                          AEP GENERATING COMPANY
         MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                 THIRD QUARTER 1996 vs. THIRD QUARTER 1995
                                    AND
                  YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995

   Operating revenues are derived from the sale of Rockport Plant energy and capacity to two affiliated companies and one unaffiliated utility pursuant to Federal Energy Regulatory Commission (FERC) approved long-term unit power agreements. The unit power agreements provide for recovery of costs including a FERC approved rate of return on common equity and a return on other capital net of temporary cash investments.
   Net income was virtually unchanged for the comparative quarter and increased $0.7 million or 10% for the comparative year-to-date period. The increase in year-to-date net income resulted from the increased recoveries of interest expense through the return on the other capital component of the unit power bills as compared to 1995.
   Income statement lines which changed significantly were as follows:
                                     Increase (Decrease)
                              Third Quarter       Year-To-Date
                            (in millions)   %  (in millions)   %

Operating Revenues. . . . .    $(2.1)      (4)    $(3.3)      (2)
Fuel Expense. . . . . . . .     (1.7)      (7)     (5.1)      (7)
Rent Expense-Rockport
  Plant Unit 2. . . . . . .       -         -       1.5        3
Other Operation Expense . .      0.1        3       0.5        6
Maintenance Expense . . . .      0.5       20       1.6       18
Taxes Other Than
  Federal Income Taxes. . .     (0.1)      (8)      0.5       24
Federal Income Taxes. . . .       -         -       0.5       19
Interest Charges. . . . . .     (0.9)     (47)     (3.6)     (53)

   The decrease in operating revenues for both periods reflects a decrease in recoverable operating expenses as well as a reduction in the return on other capital due to a decrease in interest expense on long-term debt.
   A reduction in generation coupled with a decline in the average price per ton of coal consumed caused the decrease in fuel expense. The reduction in generation was due to reduced demand for wholesale power as customers obtained power from lower priced sources and in the year-to-date period due to an outage of Rockport Plant Unit 2 for planned boiler inspection and repair. The decline in the average price per ton of coal consumed resulted from a $1.6 million credit received in settlement of disputed coal transportation charges.
   Rent expense for Rockport Plant Unit 2 increased in the year-to-date period due to the effect of a favorable determination by the Indiana Department of Revenue that resulted in a reduction in rent expense in 1995.
   The increase in both periods for other operation expense was due to an increase in the FERC assessment fee.
   The increase in maintenance expense during the third quarter was due to an increase in AEP Service Corporation billings for managerial, engineering and other professional services and a write-off of obsolete materials. The increase in the year-to-date period was also due to boiler inspection and repairs performed on Rockport Unit 2 during the previously mentioned outage.
   Taxes other than federal income taxes increased for the year-to-date period due to the effect of a favorable Indiana property tax accrual adjustment recorded in the second quarter of 1995. Federal income taxes attributable to operations increased for the comparative year-to-date period due to an increase in pretax book income.
   Interest charges declined in both periods as a result of the refinancing of $90 million of long-term debt at lower variable interest rates and the retirement of $20 million of long-term debt in third quarter 1995.

                APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                           Three Months Ended       Nine Months Ended
                                             September 30,            September 30,
                                           1996         1995        1996          1995
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . . $393,797     $403,786   $1,214,656    $1,151,259

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   82,432       98,091      263,935       270,066
  Purchased Power. . . . . . . . . . . .   84,388       82,526      252,025       219,378
  Other Operation. . . . . . . . . . . .   53,561       57,689      177,370       163,604
  Maintenance. . . . . . . . . . . . . .   28,279       32,550       87,655       101,976
  Depreciation and Amortization. . . . .   33,450       33,535       99,491        99,963
  Taxes Other Than Federal Income Taxes.   29,758       29,489       90,074        88,831
  Federal Income Taxes . . . . . . . . .   20,670       14,545       55,991        44,097

          TOTAL OPERATING EXPENSES . . .  332,538      348,425    1,026,541       987,915

OPERATING INCOME . . . . . . . . . . . .   61,259       55,361      188,115       163,344
NONOPERATING INCOME (LOSS) . . . . . . .     (240)          25          336        (4,614)
INCOME BEFORE INTEREST CHARGES . . . . .   61,019       55,386      188,451       158,730
INTEREST CHARGES . . . . . . . . . . . .   26,380       27,008       82,082        79,929
NET INCOME . . . . . . . . . . . . . . .   34,639       28,378      106,369        78,801
PREFERRED STOCK DIVIDEND REQUIREMENTS. .    4,099        4,102       12,300        12,303
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 30,540     $ 24,276   $   94,069    $   66,498


               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                           Three Months Ended        Nine Months Ended
                                             September 30,             September 30,
                                           1996         1995         1996          1995
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $208,399     $195,165     $199,021      $206,361
NET INCOME . . . . . . . . . . . . . . .   34,639       28,378      106,369        78,801
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   27,075       26,709       81,225        80,127
    Cumulative Preferred Stock . . . . .    3,914        3,918       11,748        11,755
  Capital Stock Expense. . . . . . . . .      184          184          552           548

BALANCE AT END OF PERIOD . . . . . . . . $211,865     $192,732     $211,865      $192,732

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

                APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          September 30,   December 31,
                                                               1996           1995
                                                                 (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .      $1,867,474     $1,857,621
  Transmission . . . . . . . . . . . . . . . . . . . .       1,048,420      1,041,415
  Distribution . . . . . . . . . . . . . . . . . . . .       1,469,249      1,409,407
  General. . . . . . . . . . . . . . . . . . . . . . .         186,375        169,602
  Construction Work in Progress. . . . . . . . . . . .          81,106         80,391
          Total Electric Utility Plant . . . . . . . .       4,652,624      4,558,436
  Accumulated Depreciation and Amortization. . . . . .       1,762,800      1,694,746

          NET ELECTRIC UTILITY PLANT . . . . . . . . .       2,889,824      2,863,690



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .          29,776         31,523



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .           9,825          8,664
  Accounts Receivable. . . . . . . . . . . . . . . . .         154,595        142,411
  Allowance for Uncollectible Accounts . . . . . . . .          (1,119)        (2,253)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .          61,777         69,037
  Materials and Supplies . . . . . . . . . . . . . . .          53,821         55,756
  Accrued Utility Revenues . . . . . . . . . . . . . .          43,955         65,078
  Prepayments. . . . . . . . . . . . . . . . . . . . .          14,216          8,579

          TOTAL CURRENT ASSETS . . . . . . . . . . . .         337,070        347,272




REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .         432,945        435,352


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .          40,527         57,541

            TOTAL. . . . . . . . . . . . . . . . . . .      $3,730,142     $3,735,378

See Notes to Consolidated Financial Statements.

                APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                        September 30,   December 31,
                                                             1996           1995
                                                               (in thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  30,000,000 Shares
    Outstanding - 13,499,500 Shares. . . . . . . . . .   $  260,458      $  260,458
  Paid-in Capital. . . . . . . . . . . . . . . . . . .      550,676         525,051
  Retained Earnings. . . . . . . . . . . . . . . . . .      211,865         199,021
          Total Common Shareholder's Equity. . . . . .    1,022,999         984,530
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .       54,857          55,000
    Subject to Mandatory Redemption. . . . . . . . . .      165,225         190,085
  Long-term Debt . . . . . . . . . . . . . . . . . . .    1,365,637       1,278,433

          TOTAL CAPITALIZATION . . . . . . . . . . . .    2,608,718       2,508,048

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .       98,678         102,178

CURRENT LIABILITIES:
  Cumulative Preferred Stock Due Within One Year . . .       25,007             150
  Long-term Debt Due Within One Year . . . . . . . . .         -              7,251
  Short-term Debt. . . . . . . . . . . . . . . . . . .       20,700         125,525
  Accounts Payable . . . . . . . . . . . . . . . . . .       81,815          82,224
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .       35,996          48,666
  Customer Deposits. . . . . . . . . . . . . . . . . .       13,800          14,411
  Interest Accrued . . . . . . . . . . . . . . . . . .       31,645          19,057
  Other. . . . . . . . . . . . . . . . . . . . . . . .       61,325          75,153

          TOTAL CURRENT LIABILITIES. . . . . . . . . .      270,288         372,437

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .      653,486         656,006

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       85,497          89,682

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .       13,475           7,027

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . .   $3,730,142      $3,735,378

See Notes to Consolidated Financial Statements.
/TABLE

                APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                  Nine Months Ended
                                                                    September 30,
                                                                 1996           1995
                                                                    (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 106,369       $ 78,801
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    100,471        101,123
    Deferred Federal Income Taxes. . . . . . . . . . . . . .        838         (2,975)
    Deferred Investment Tax Credits. . . . . . . . . . . . .     (3,614)        (3,645)
    Provision for Rate Refunds . . . . . . . . . . . . . . .     (5,547)        11,425
    Storm Damage Expense Amortization (Deferrals). . . . . .     (1,395)        13,184
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    (13,318)        (3,983)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .      9,195          4,560
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     21,123          7,162
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .     (5,637)        (7,980)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .       (409)        (6,748)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    (12,670)          (188)
    Interest Accrued . . . . . . . . . . . . . . . . . . . .     12,588         17,164
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .      7,898          3,505
        Net Cash Flows From Operating Activities . . . . . .    215,892        211,405

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (120,761)      (151,498)
  Proceeds from Sale of Property . . . . . . . . . . . . . .      1,546          7,284
        Net Cash Flows Used For Investing Activities . . . .   (119,215)      (144,214)

FINANCING ACTIVITIES:
  Capital Contributions from Parent Company. . . . . . . . .     25,000         30,000
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    273,340        128,785
  Change in Short-term Debt (net). . . . . . . . . . . . . .   (104,825)       (57,650)
  Retirement of Cumulative Preferred Stock . . . . . . . . .       (146)          -
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (195,909)       (74,950)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .    (81,225)       (80,127)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (11,751)       (11,755)
        Net Cash Flows Used For Financing Activities . . . .    (95,516)       (65,697)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .      1,161          1,494
Cash and Cash Equivalents at Beginning of Period . . . . . .      8,664          5,297
Cash and Cash Equivalents at End of Period . . . . . . . . .  $   9,825      $   6,791

Supplemental Disclosure:
  Cash paid for  interest net of capitalized  amounts was  $67,073,000 and $60,835,000 and for income taxes was $54,583,000 and $46,449,000 in 1996 and 1995, respectively.
  Noncash acquisitions under  capital leases were $10,741,000 and  $11,339,000 in 1996 and 1995, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

            APPALACHIAN POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996
                           (UNAUDITED)
1. GENERAL
       The accompanying unaudited consolidated financial state -ments should be read in conjunction with the 1995 Annual Report as incorporated in and filed with the Form 10-K.
2. RATE MATTERS
       Under the terms of a 1993 settlement agreement in the West Virginia jurisdiction, the Company agreed to a 3-year base rate freeze and suspension of the Public Service Commission of West Virginia (WVPSC) Expanded Net Energy Cost (ENEC) recovery mechanism until October 31, 1996. The Company has been engaged in negotiations with the interested parties and on November 12, 1996, the parties filed a settlement agreement with the WVPSC. Under the terms of the settlement agreement, the Company would reduce base rates by $5 million annually, reduce the ENEC rates by $28 million annually and not request a rate increase to become effective prior to January 1, 2000. The proposed rate reductions would be retroactive to November 1, 1996. During the period rates are fixed, ENEC cost variances would be subject to deferral accounting and a cumulative ENEC recovery balance would be maintained. The parties agreed that regardless of the actual balance in this cumulative recovery balance at December 31, 1999, ratepayers will not be responsible for any cumulative underrecovery. ENEC overrecoveries during the annual periods through December 31, 1999 in excess of $10 million per period would be shared equally between the Company and its ratepayers. The settlement agreement is subject to WVPSC approval.
3. FINANCING ACTIVITIES
       During the first nine months of 1996, the Company issued two series of first mortgage bonds of $100 million each with rates of 6-3/8% and 6.80% due in 2001 and 2006. The Company also issued $75 million of 8-1/4% Series Junior Subordinated Deferrable Interest Debentures due in 2026.
       Also in the first nine months, eight series of long-term debt were redeemed: seven series of first mortgage bonds totaling $187 million with rates ranging from 7-1/2% to 9-7/8% due 1998 through 2022 and $7 million of 6% Series Sinking Fund Debentures due March 1996.
       As a result of the early redemption of the 7-1/2% Series First Mortgage Bonds, the restriction on the use of retained earnings for common stock dividends was removed.
       In June 1996, the Company received a $25 million cash capital contribution from its parent which was credited to paid-in capital.
       The Company called for redemption of $25 million of its 7.40% Cumulative Preferred Stock on November 1, 1996.
   Therefore the preferred stock was classified as a current liability on the balance sheet.
4. CONTINGENCIES
       The Company continues to be involved in certain matters discussed in its 1995 Annual Report.

            APPALACHIAN POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION
            THIRD QUARTER 1996 vs. THIRD QUARTER 1995
                               AND
             YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995
RESULTS OF OPERATIONS
   Net income increased $6.3 million or 22% in the third quarter due mainly to a reduction in operating expenses. For the year-to-date period net income increased $27.6 million or 35% mainly as a result of weather-related demand for energy by residential,
commercial and wholesale customers and customer growth in the residential and commercial sectors.
   Income statement items which changed significantly were:
                                     Increase (Decrease)
                              Third Quarter       Year-to-Date
                            (in millions)  %   (in millions)   %

Operating Revenues . . . .     $(10.0)    (2)     $ 63.4       6
Fuel Expense . . . . . . .      (15.7)   (16)       (6.1)     (2)
Purchased Power Expense. .        1.9      2        32.6      15
Other Operation Expense. .       (4.1)    (7)       13.8       8
Maintenance Expense. . . .       (4.3)   (13)      (14.3)    (14)
Federal Income Taxes . . .        6.1     42        11.9      27

   The decrease in revenues for the comparative third quarter period was largely due to a 10% decrease in residential energy sales reflecting a return to normal summer weather as compared with unusually hot weather in 1995. Although the cooler summer weather reduced the demand for wholesale energy, wholesale revenues remained relatively unchanged as reduced sales to unaffiliated wholesale customers were offset by increased energy supplied to the AEP System Power Pool (Power Pool) and new wholesale energy transactions with unaffiliated power marketers. Revenues increased in the comparative year-to-date period primarily due to a substantial increase in wholesale energy sales and a 3% increase in sales to retail customers. Unseasonable weather in the first six months of 1996 was mainly responsible for the increased energy consumption as sales to unaffiliated utilities by the Power Pool increased and usage by weather-sensitive residential customers rose more than offsetting the decline in the third quarter.
   Fuel expense decreased for both the comparative periods as coal-fired generation declined. The reduction in energy demand by retail customers in the third quarter was responsible for the generation decrease. Increased purchases of energy from the Power
Pool to meet the increased demand for energy experienced during the first six months of 1996 contributed to the reduction in internal generation and accounted for the rise in purchased power expense for the year-to-date comparative period.
   Other operation expense decreased during the quarter due to the recognition of gains on the sale of emission allowances and the effect of a provision for severance pay recorded in 1995. In the comparative year-to-date period the increase in other operation expense was due to an increase in employee benefit costs and the recognition of previously deferred research costs and capitalized software costs in expense as a result of a final rate order from the Virginia State Corporation Commission (Virginia SCC). These items more than offset the aforementioned third quarter recognition of gains on the sale of emission allowances and the effect of the severance pay provision.
   Reduced levels of maintenance activity led to a decline in the quarter's maintenance expense. While the levels of maintenance were reduced in the year-to-date period as well, the primary reason for the decrease in maintenance expense was the reversal in March
1996 of a $7.9 million loss provision for deferred Virginia retail incremental storm damage expenses recorded in March 1995. The provision was reversed as a result of a Virginia SCC Hearing
Examiner's Report.
   The increase in federal income tax expense attributable to operations was primarily due to an increase in pre-tax operating income in both periods and in the quarter the increase was also due to changes in certain book/tax differences accounted for on a flow-through basis for ratemaking and financial reporting purposes.
FINANCIAL CONDITION
   Total plant and property additions including capital leases for the first nine months of 1996 were $132 million.
   During the first nine months of 1996, the Company issued two series of first mortgage bonds of $100 million each with rates of 6-3/8% and 6.80% due in 2001 and 2006, respectively. The Company also issued $75 million of 8-1/4% Series Junior Subordinated
Deferrable Interest Debentures due in 2026.
   The proceeds of these issuances were used to redeem seven series of first mortgage bonds totaling $187 million with rates ranging from 7-1/2% to 9-7/8% due 1998 through 2022 and $7 million of 6% Series Sinking Fund Debentures due March 1996. Also, short-term debt decreased $105 million from year end.
   As a result of the early redemption of the 7-1/2% Series First
Mortgage Bonds, the restriction on the use of retained earnings for the payment of common stock dividends was removed.
   In June 1996, the Company received a $25 million cash capital contribution from its parent which was credited to paid-in capital.
   The Company called for redemption of $25 million of its 7.40%
Cumulative Preferred Stock on November 1, 1996. Therefore the preferred stock was classified as a current liability on the balance sheet.

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                          Three Months Ended        Nine Months Ended
                                             September 30,            September 30,
                                           1996         1995        1996         1995
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . . $303,270     $310,141    $843,333     $813,311

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   47,189       40,854     139,864      128,908
  Purchased Power. . . . . . . . . . . .   47,099       51,607     130,539      124,706
  Other Operation. . . . . . . . . . . .   55,609       49,630     146,617      139,233
  Maintenance. . . . . . . . . . . . . .   17,053       18,082      48,385       52,071
  Depreciation . . . . . . . . . . . . .   22,072       21,386      65,829       63,840
  Amortization of Zimmer Plant
    Phase-in Costs . . . . . . . . . . .    9,699       10,026      26,112       25,549
  Taxes Other Than Federal Income Taxes.   29,985       26,740      86,180       80,932
  Federal Income Taxes . . . . . . . . .   22,159       25,274      51,803       47,914
          TOTAL OPERATING EXPENSES . . .  250,865      243,599     695,329      663,153

OPERATING INCOME . . . . . . . . . . . .   52,405       66,542     148,004      150,158
NONOPERATING INCOME (LOSS) . . . . . . .    1,164          197      (1,356)       2,636
INCOME BEFORE INTEREST CHARGES . . . . .   53,569       66,739     146,648      152,794
INTEREST CHARGES . . . . . . . . . . . .   18,810       19,607      59,267       59,587
NET INCOME . . . . . . . . . . . . . . .   34,759       47,132      87,381       93,207
PREFERRED STOCK DIVIDEND REQUIREMENTS. .    1,493        3,308       4,537        9,714
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 33,266     $ 43,824    $ 82,844     $ 83,493



               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                          Three Months Ended        Nine Months Ended
                                             September 30,            September 30,
                                           1996         1995        1996         1995
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $ 86,019      $50,625    $ 74,320      $46,976
NET INCOME . . . . . . . . . . . . . . .   34,759       47,132      87,381       93,207
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   18,969       17,975      56,907       53,925
    Cumulative Preferred Stock . . . . .    1,422        3,203       4,266        9,609
  Capital Stock Expense. . . . . . . . .       71           35         212          105

BALANCE AT END OF PERIOD . . . . . . . . $100,316      $76,544    $100,316      $76,544

The common stock of the Company is wholly owned by American Electric Power Company,Inc.
See Notes to Consolidated Financial Statements.
/TABLE

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          September 30,   December 31,
                                                              1996            1995
                                                                 (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $1,490,153      $1,481,309
  Transmission . . . . . . . . . . . . . . . . . . . .        320,689         314,413
  Distribution . . . . . . . . . . . . . . . . . . . .        874,568         843,228
  General. . . . . . . . . . . . . . . . . . . . . . .        126,046         117,185
  Construction Work in Progress. . . . . . . . . . . .         63,947          64,073
          Total Electric Utility Plant . . . . . . . .      2,875,403       2,820,208
  Accumulated Depreciation . . . . . . . . . . . . . .      1,004,700         953,170

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      1,870,703       1,867,038



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         24,389          25,950



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         13,816          10,577
  Accounts Receivable (net). . . . . . . . . . . . . .         80,603          65,853
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         19,463          24,316
  Materials and Supplies . . . . . . . . . . . . . . .         23,841          23,519
  Accrued Utility Revenues . . . . . . . . . . . . . .         29,568          40,389
  Prepayments. . . . . . . . . . . . . . . . . . . . .         30,584          32,116

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        197,875         196,770


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        394,845         438,005


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         20,389          66,363


            TOTAL. . . . . . . . . . . . . . . . . . .     $2,508,201      $2,594,126

See Notes to Consolidated Financial Statements.

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          September 30,   December 31,
                                                              1996            1995
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  24,000,000 Shares
    Outstanding - 16,410,426 Shares. . . . . . . . . .     $   41,026      $   41,026
  Paid-in Capital. . . . . . . . . . . . . . . . . . .        574,638         574,427
  Retained Earnings. . . . . . . . . . . . . . . . . .        100,316          74,320
          Total Common Shareholder's Equity. . . . . .        715,980         689,773
  Cumulative Preferred Stock - Subject to
    Mandatory Redemption . . . . . . . . . . . . . . .         75,000          75,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .        897,164         990,796

          TOTAL CAPITALIZATION . . . . . . . . . . . .      1,688,144       1,755,569


OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .         38,056          34,571

CURRENT LIABILITIES:
  Preferred Stock Due Within One Year. . . . . . . . .           -              7,500
  Short-term Debt. . . . . . . . . . . . . . . . . . .         59,075          34,325
  Accounts Payable . . . . . . . . . . . . . . . . . .         53,667          52,029
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .         79,566         120,093
  Interest Accrued . . . . . . . . . . . . . . . . . .         26,299          17,016
  Other. . . . . . . . . . . . . . . . . . . . . . . .         26,235          30,955

          TOTAL CURRENT LIABILITIES. . . . . . . . . .        244,842         261,918

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .        446,988         464,413

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .         58,274          61,010

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .         31,897          16,645

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . .     $2,508,201      $2,594,126

See Notes to Consolidated Financial Statements.

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                 Nine Months Ended
                                                                    September 30,
                                                                1996            1995
                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $  87,381       $  93,207
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    65,549          63,556
    Deferred Federal Income Taxes. . . . . . . . . . . . . .    (9,777)           (510)
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (2,736)         (2,752)
    Deferred Fuel Cost (net) . . . . . . . . . . . . . . . .     6,032          (7,969)
    Amortization of Zimmer Plant Operating Expenses and
      Carrying Charges . . . . . . . . . . . . . . . . . . .    24,539          22,244
    Amortization of Deferred Property Taxes. . . . . . . . .    45,673          43,314
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .   (14,750)        (23,733)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     4,531           9,209
    Accrued Utility Revenues . . . . . . . . . . . . . . . .    10,821           6,949
    Accounts Payable . . . . . . . . . . . . . . . . . . . .     1,638          (8,434)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   (40,527)        (48,873)
    Interest Accrued . . . . . . . . . . . . . . . . . . . .     9,283           9,665
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    17,432           1,762
        Net Cash Flows From Operating Activities . . . . . .   205,089         157,635

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (61,321)        (74,400)
  Proceeds from Sale and Leaseback Transactions and Other. .     2,624           2,922
        Net Cash Flows Used For Investing Activities . . . .   (58,697)        (71,478)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .      -             72,526
  Change in Short-term Debt (net). . . . . . . . . . . . . .    24,750            -
  Retirement of Cumulative Preferred Stock . . . . . . . . .    (7,500)           -
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (99,053)        (50,000)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (56,907)        (53,925)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (4,443)         (9,609)
        Net Cash Flows Used For Financing Activities . . . .  (143,153)        (41,008)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .     3,239          45,149
Cash and Cash Equivalents at Beginning of Period . . . . . .    10,577          14,065
Cash and Cash Equivalents at End of Period . . . . . . . . . $  13,816       $  59,214

Supplemental Disclosure:
  Cash paid  for  interest net of capitalized amounts was $47,124,000  and $46,745,000 and for income taxes was $46,943,000 and $45,117,000 in 1996 and 1995, respectively.
  Noncash acquisitions under capital leases were $9,707,000 and $8,914,000 in 1996 and
  1995, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1996
                                (UNAUDITED)

1. GENERAL

       The accompanying unaudited consolidated financial statements should be read in conjunction with the 1995 Annual Report as incorporated in and filed with the Form 10-K.

2. FINANCING ACTIVITIES

       In June 1996 the Company redeemed the entire $50 million outstanding principal amount of its 9.625% Series First Mortgage Bonds Due 2021 at the regular redemption price of 107.22%.

       In August 1996 the Company redeemed the entire $30 million outstanding principal amount of the 9.31% Series First Mortgage Bonds Due 2001 at the regular redemption price of 102.66%.

3. CONTINGENCIES

       The Company continues to be involved in certain matters discussed in its 1995 Annual Report.

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
         MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                 THIRD QUARTER 1996 vs. THIRD QUARTER 1995
                                    AND
                  YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995
   Net income decreased 26% for the third quarter due mainly to a decrease in retail sales as a result of milder summer weather in 1996. The 6% decrease in year-to-date net income resulted from increased operating expenses and a decrease in first quarter nonoperating income.
   Income statement lines which changed significantly were:
                                    Increase (Decrease)
                             Third Quarter        Year-to-Date
                           (in millions)    %  (in millions)   %

Operating Revenues. . . . .     $(6.9)     (2)      $30.0      4
Fuel Expense. . . . . . . .       6.3      16        11.0      8 Purchased
Power Expense . .      (4.5)     (9)        5.8      5
Other Operation Expense . .       6.0      12         7.4      5
Maintenance Expense . . . .      (1.0)     (6)       (3.7)    (7)
Taxes Other Than
  Federal Income Taxes. . .       3.2      12         5.2      6
Federal Income Taxes. . . .      (3.1)    (12)        3.9      8
Nonoperating Income . . . .       1.0     N.M.       (4.0)   N.M.

N.M. = Not Meaningful

   The 2% decrease in operating revenues for the comparative third quarter period was due mainly to a return to normal temperatures in the summer of 1996 as compared with the hot summer of 1995. Energy sales to weather-sensitive residential customers declined 8%. Revenues from wholesale customers decreased 12% during the third quarter of 1996 as a result of a reduction in energy supplied to the AEP System Power Pool (Power Pool) and reduced sales to unaffiliated wholesale customers due to decreased weather-related demand. In the year-to-date comparative period operating revenues rose 4% due to increased energy sales to commercial and wholesale customers. Growth in the number of commercial customers and unseasonable weather in the first six months of 1996 led to the increased demand. The increase in energy sales to wholesale customers was due primarily to an increase in sales made by the Power Pool to unaffiliated utilities as a result of the unseasonable weather in the first six months of 1996. Energy sales to residential customers were virtually unchanged in the year-to-date period as the effect of unseasonable weather in the first six months of the year was offset by the return to more normal temperatures in the third quarter of 1996.
   The increase in fuel expense in both periods was due mainly to the operation of the fuel clause adjustment mechanism whereby the amortization of previously underecovered fuel costs resulted in an increase in fuel expense commensurate with recovery in rates. Purchased power expense declined for the comparative third quarter due predominantly to decreased demand from retail customers. On a year-to-date basis purchased power expense increased due to additional energy purchases from the Power Pool during the first half of 1996 to supply the increased energy demands of retail and wholesale customers.
   The increase in both periods in other operation expense was due to increased employee benefit expenses as a result of a provision recorded in the third quarter for contributions made to an employee benefits trust fund that are not included in base rates.
   Maintenance expense decreased due mainly to the effect of workforce reductions at the Company's power plants and reduced plant maintenance work. Last year's maintenance expense included expenditures associated with outages at the Conesville and Picway plants.
   The increase in taxes other than federal income taxes was due primarily to higher gross receipts taxes which increased due to higher revenues during the assessment period and increased property taxes due to increases in the tax base and tax rates.
   A decrease in the third quarter in federal income tax expense attributable to operations was primarily due to a decrease in pre-tax operating income offset in part by changes in certain book/tax differences accounted for on a flow-through basis for ratemaking and financial reporting purposes. On a year-to-date basis federal income taxes attributable to operations increased primarily due to changes in certain book/tax differences accounted for on a flow-through basis and an increase in pre-tax operating book income.
   Nonoperating income declined for the comparative year-to-date period due to after tax provisions recorded in the first quarter of $2.2 million for certain deferred demand side management program costs and $0.9 million for the clean-up of underground fuel storage tanks at one of the Company's facilities.

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                          Three Months Ended          Nine Months Ended
                                             September 30,              September 30,
                                           1996        1995           1996        1995
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . . $339,847    $334,846       $993,224    $969,843

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   59,546      53,967        176,101     173,584
  Purchased Power. . . . . . . . . . . .   33,887      39,745        103,203      93,156
  Other Operation. . . . . . . . . . . .   74,853      78,992        232,349     226,628
  Maintenance. . . . . . . . . . . . . .   28,269      34,319         84,818      98,893
  Depreciation and Amortization. . . . .   35,193      34,800        105,171     103,883
  Amortization of Rockport Plant Unit 1
    Phase-in Plan Deferrals. . . . . . .    3,911       3,911         11,733      11,733
  Taxes Other Than Federal Income Taxes.   19,823      19,254         58,184      55,087
  Federal Income Taxes . . . . . . . . .   23,242      15,458         57,094      44,782
          TOTAL OPERATING EXPENSES . . .  278,724     280,446        828,653     807,746
OPERATING INCOME . . . . . . . . . . . .   61,123      54,400        164,571     162,097
NONOPERATING INCOME (LOSS) . . . . . . .     (255)        736           (620)      1,387
INCOME BEFORE INTEREST CHARGES . . . . .   60,868      55,136        163,951     163,484
INTEREST CHARGES . . . . . . . . . . . .   16,322      17,732         50,131      53,912
NET INCOME . . . . . . . . . . . . . . .   44,546      37,404        113,820     109,572
PREFERRED STOCK DIVIDEND REQUIREMENTS. .    2,406       3,031          8,264       8,843
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 42,140    $ 34,373       $105,556    $100,729



               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                          Three Months Ended          Nine Months Ended
                                             September 30,              September 30,
                                           1996        1995           1996        1995
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $242,269    $227,505       $235,107    $216,658
NET INCOME . . . . . . . . . . . . . . .   44,546      37,404        113,820     109,572
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   28,127      27,713         84,381      83,139
    Cumulative Preferred Stock . . . . .    2,359       2,890          7,608       8,670
  Capital Stock Expense. . . . . . . . .       47          58            656         173

BALANCE AT END OF PERIOD . . . . . . . . $256,282    $234,248       $256,282    $234,248

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          September 30,   December 31,
                                                               1996           1995
                                                                 (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $2,518,216      $2,507,667
  Transmission . . . . . . . . . . . . . . . . . . . .        877,834         867,541
  Distribution . . . . . . . . . . . . . . . . . . . .        688,591         666,810
  General (including nuclear fuel) . . . . . . . . . .        199,549         186,959
  Construction Work in Progress. . . . . . . . . . . .         79,103          90,587
          Total Electric Utility Plant . . . . . . . .      4,363,293       4,319,564
  Accumulated Depreciation and Amortization. . . . . .      1,834,768       1,751,965

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,528,525       2,567,599

NUCLEAR DECOMMISSIONING AND SPENT NUCLEAR FUEL
 DISPOSAL TRUST FUNDS. . . . . . . . . . . . . . . . .        466,942         433,619

OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        160,729         150,994



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          8,120          13,723
  Accounts Receivable (net). . . . . . . . . . . . . .        125,853         115,431
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         26,515          29,093
  Materials and Supplies . . . . . . . . . . . . . . .         75,488          72,861
  Accrued Utility Revenues . . . . . . . . . . . . . .         30,347          43,937
  Prepayments. . . . . . . . . . . . . . . . . . . . .          9,930          10,191

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        276,253         285,236




REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        421,381         458,525

DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         22,181          32,364



            TOTAL. . . . . . . . . . . . . . . . . . .     $3,876,011      $3,928,337

See Notes to Consolidated Financial Statements.
/TABLE

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                         September 30,    December 31,
                                                              1996            1995
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  2,500,000 Shares
    Outstanding - 1,400,000 Shares . . . . . . . . . .    $   56,584       $   56,584
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       731,214          731,102
  Retained Earnings. . . . . . . . . . . . . . . . . .       256,282          235,107
          Total Common Shareholder's Equity. . . . . .     1,044,080        1,022,793
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .        21,977           52,000
    Subject to Mandatory Redemption. . . . . . . . . .       135,000          135,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .     1,039,819        1,034,048

          TOTAL CAPITALIZATION . . . . . . . . . . . .     2,240,876        2,243,841

OTHER NONCURRENT LIABILITIES:
  Nuclear Decommissioning. . . . . . . . . . . . . . .       295,755          269,392
  Other. . . . . . . . . . . . . . . . . . . . . . . .       187,683          184,103

          TOTAL OTHER NONCURRENT LIABILITIES . . . . .       483,438          453,495

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .          -               6,053
  Short-term Debt. . . . . . . . . . . . . . . . . . .        40,425           89,975
  Accounts Payable . . . . . . . . . . . . . . . . . .        34,994           60,706
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .        64,898           71,696
  Interest Accrued . . . . . . . . . . . . . . . . . .        18,608           16,158
  Rent Accrued - Rockport Plant Unit 2 . . . . . . . .        23,427            4,963
  Obligations Under Capital Leases . . . . . . . . . .        33,523           31,776
  Other. . . . . . . . . . . . . . . . . . . . . . . .        67,500           69,500

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       283,375          350,827

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       584,638          612,147

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       149,257          155,202

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . .        97,052           99,832

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .        37,375           12,993

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . .    $3,876,011       $3,928,337

See Notes to Consolidated Financial Statements.
/TABLE

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                 Nine Months Ended
                                                                    September 30,
                                                                 1996           1995
                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 113,820      $ 109,572
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    110,934        111,209
    Amortization of Rockport Plant Unit 1
      Phase-in Plan Deferrals. . . . . . . . . . . . . . . .     11,733         11,733
    Deferred Federal Income Taxes. . . . . . . . . . . . . .    (19,438)       (11,166)
    Deferred Investment Tax Credits. . . . . . . . . . . . .     (5,945)        (5,989)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    (10,422)         2,028
    Fuel, Materials and Supplies . . . . . . . . . . . . . .        (49)         4,054
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     13,590          5,423
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (25,712)       (11,557)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .     (6,798)       (16,732)
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . . .     18,464         16,937
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     31,674        (17,091)
        Net Cash Flows From Operating Activities . . . . . .    231,851        198,421

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .    (58,283)       (78,957)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .        979          1,151
        Net Cash Flows Used For Investing Activities . . . .    (57,304)       (77,806)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .     38,579         96,819
  Retirement of Cumulative Preferred Stock . . . . . . . . .    (30,568)          -
  Retirement of Long-term Debt . . . . . . . . . . . . . . .    (46,091)      (101,122)
  Change in Short-term Debt (net). . . . . . . . . . . . . .    (49,550)       (28,200)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .    (84,381)       (83,139)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .     (8,139)        (8,670)
        Net Cash Flows Used For Financing Activities . . . .   (180,150)      (124,312)

Net Decrease in Cash and Cash Equivalents. . . . . . . . . .     (5,603)        (3,697)
Cash and Cash Equivalents at Beginning of Period . . . . . .     13,723          9,907
Cash and Cash Equivalents at End of Period . . . . . . . . .  $   8,120      $   6,210

Supplemental Disclosure:
  Cash paid  for interest  net of capitalized amounts was  $45,635,000 and $49,511,000 and for income taxes was $87,746,000 and $75,420,000 in 1996 and 1995, respectively.

  Noncash acquisitions under  capital leases were $44,848,000 and  $19,500,000 in 1996 and 1995, respectively.  In connection with the early termination of  a western coal land sublease  the Company  will  receive  cash  payments  from the  lessee of $30.8 million over a  ten year period  which has been  recorded at a net  present value of
  $22.8 million.

See Notes to Consolidated Financial Statements.
/TABLE

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996
                           (UNAUDITED)

1.  GENERAL

       The accompanying unaudited consolidated financial statements should be read in conjunction with the 1995 Annual
   Report as incorporated in and filed with the Form 10-K.
   Certain prior-period amounts have been reclassified to conform to current-period presentation.

2.  FINANCING ACTIVITIES

       In the first nine months of 1996, the Company issued $40 million of 8% Junior Subordinated Deferrable Interest
   Debentures and retired $40 million of 9.50% First Mortgage
   Bonds and $6 million of Sinking Fund Debentures. Additionally, the Company retired 300,000 shares of 7.08% Cumulative
   Preferred Stock, par value $100.

3.  CONTINGENCIES

       The Company continues to be involved in certain matters discussed in its 1995 Annual Report.

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

            THIRD QUARTER 1996 vs. THIRD QUARTER 1995
                               AND
             YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995
RESULTS OF OPERATIONS
   Net income increased $7.1 million or 19% for the comparative quarter and $4.2 million or 4% for the comparative year-to-date period due largely to increased wholesale revenues, a reduction in maintenance expense and reduced financing costs due to the refinancing at lower interest rates of long-term debt.
   Operating revenues increased in the third quarter reflecting increased wholesale sales to the AEP System Power Pool (Power Pool)
due to increased internal generation being available for sale in
1996 as one of the Company's nuclear generating units was out-of-service for maintenance and refueling in the third quarter of 1995.
The increase in wholesale sales was partially offset by reduced sales to weather-sensitive residential and unaffiliated wholesale customers due to the milder summer weather in 1996 as compared with unusually hot weather in 1995.
   In the year-to-date comparative period operating revenues
increased as a result of increased wholesale and industrial sales.
Sales to the Company's non-affiliated municipal and cooperative wholesale customers and sales by the Power Pool to unaffiliated utilities allocated to the Company increased due mainly to colder winter weather and unseasonable spring weather.  The rise in industrial sales can be attributed to the addition of a major new industrial customer in late 1995.
   Operating expense line items which changed significantly were:
                                   Increase (Decrease)
                             Third Quarter       Year-to-Date
                          (in millions)   %    (in millions)  %

Fuel Expense. . . . . . .     $ 5.6      10        $  2.5      1
Purchased Power Expense .      (5.9)    (15)         10.0     11
Other Operation Expense .      (4.1)     (5)          5.7      3
Maintenance Expense . . .      (6.1)    (18)        (14.1)   (14)
Taxes Other Than Federal
 Income Taxes . . . . . .       0.6       3           3.1      6
Federal Income Taxes. . .       7.8      50          12.3     27

   The increase in fuel expense for the comparative third quarter resulted from the outage related increase in availability of nuclear generation in 1996.
   Purchased power expense decreased during the quarter but increased for the year-to-date comparative period. The reduction in purchased power expense was due to a decline in purchases from the Power Pool reflecting the increased availability of nuclear generation and a reduction of purchases from unaffiliated utilities for pass-through sales to other unaffiliated utilities. The increase for the year-to-date comparative period reflects additional purchases under an agreement with an affiliated company, Ohio Valley Electric Corporation, and increased purchases from the Power Pool to support the Company's allocated share of the increased Power Pool wholesale transactions.
   The reduction in other operation expense for the quarter reflects the recognition of a $6.8 million gain from the sale of pollution control emission allowances.
   Maintenance expense decreased significantly in both periods as a result of a reduction in the number of generation employees and reduced contract labor at the Company's nuclear power plant.
   The increase in taxes other than federal income taxes for the year-to-date comparative period was the result of a favorable accrual adjustment for Indiana real and personal property taxes recorded in 1995.
   Federal income taxes attributable to operations increased significantly in both periods due to an increase in pre-tax operating income and changes in certain book/tax differences accounted for on a flow-through basis for ratemaking and financial reporting purposes.
FINANCIAL CONDITION
   Total plant and property additions including capital leases for the year-to-date period were $104 million. During the first nine months of 1996 short-term debt outstanding declined by $49.6 million.
   During the first nine months of 1996, the Company redeemed 300,000 shares of 7.08% Cumulative Preferred Stock, par value $100, at $101.85. Also, the Company redeemed $40 million of 9.5% First Mortgage Bonds due 2021 and $6,053,000 of Sinking Fund Debentures and issued $40 million of 8% Junior Subordinated Debentures due 2026.

                          KENTUCKY POWER COMPANY
                           STATEMENTS OF INCOME
                                (UNAUDITED)
                                           Three Months Ended        Nine Months Ended
                                              September 30,            September 30,
                                             1996        1995        1996         1995
                                                          (in thousands)
OPERATING REVENUES . . . . . . . . . . . . $78,499     $79,532     $245,818     $237,533

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . .  16,821      15,654       58,611       55,390
  Purchased Power. . . . . . . . . . . . .  23,643      24,819       68,264       67,446
  Other Operation. . . . . . . . . . . . .   9,774      10,854       34,104       33,135
  Maintenance. . . . . . . . . . . . . . .   7,485       7,016       22,839       20,675
  Depreciation and Amortization. . . . . .   6,288       6,117       18,809       18,236
  Taxes Other Than Federal Income Taxes. .   2,246       2,078        6,364        6,098
  Federal Income Taxes . . . . . . . . . .   1,849         823        4,975        2,177

         TOTAL OPERATING EXPENSES. . . . .  68,106      67,361      213,966      203,157

OPERATING INCOME . . . . . . . . . . . . .  10,393      12,171       31,852       34,376

NONOPERATING LOSS. . . . . . . . . . . . .     (97)        (57)        (526)        (157)

INCOME BEFORE INTEREST CHARGES . . . . . .  10,296      12,114       31,326       34,219

INTEREST CHARGES . . . . . . . . . . . . .   5,855       6,114       17,760       17,857

NET INCOME . . . . . . . . . . . . . . . . $ 4,441     $ 6,000     $ 13,566     $ 16,362




                      STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                           Three Months Ended        Nine Months Ended
                                              September 30,            September 30,
                                             1996       1995         1996          1995
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . $88,374     $88,075     $91,381       $89,173

NET INCOME . . . . . . . . . . . . . . . .   4,441       6,000      13,566        16,362

CASH DIVIDENDS DECLARED. . . . . . . . . .   6,066       5,730      18,198        17,190

BALANCE AT END OF PERIOD . . . . . . . . . $86,749     $88,345     $86,749       $88,345



The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.
/TABLE

                          KENTUCKY POWER COMPANY
                              BALANCE SHEETS
                                (UNAUDITED)
                                                         September 30,    December 31,
                                                             1996             1995
                                                                (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $231,074         $230,054
  Transmission . . . . . . . . . . . . . . . . . . . .      263,624          261,619
  Distribution . . . . . . . . . . . . . . . . . . . .      317,063          313,783
  General. . . . . . . . . . . . . . . . . . . . . . .       63,086           59,611
  Construction Work in Progress. . . . . . . . . . . .       41,941           14,590
          Total Electric Utility Plant . . . . . . . .      916,788          879,657
  Accumulated Depreciation and Amortization. . . . . .      284,803          270,590

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      631,985          609,067

OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        6,372            6,438

CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .        1,387            1,031
  Accounts Receivable. . . . . . . . . . . . . . . . .       31,678           30,172
  Allowance for Uncollectible Accounts . . . . . . . .          (49)            (259)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .        5,124            3,526
  Materials and Supplies . . . . . . . . . . . . . . .       11,970           12,481
  Accrued Utility Revenues . . . . . . . . . . . . . .        5,059           13,500
  Prepayments. . . . . . . . . . . . . . . . . . . . .        1,878            1,701

          TOTAL CURRENT ASSETS . . . . . . . . . . . .       57,047           62,152


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .       82,552           82,388

DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .        7,666           12,153

            TOTAL. . . . . . . . . . . . . . . . . . .     $785,622         $772,198

See Notes to Financial Statements.

                          KENTUCKY POWER COMPANY
                              BALANCE SHEETS
                                (UNAUDITED)
                                                          September 30,   December 31,
                                                              1996           1995
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock - $50 Par Value:
    Authorized -  2,000,000 Shares
    Outstanding - 1,009,000 Shares . . . . . . . . . .      $ 50,450        $ 50,450
  Paid-in Capital. . . . . . . . . . . . . . . . . . .        88,750          78,750
  Retained Earnings. . . . . . . . . . . . . . . . . .        86,749          91,381
          Total Common Shareholder's Equity. . . . . .       225,949         220,581
  First Mortgage Bonds . . . . . . . . . . . . . . . .       179,278         224,235
  Notes Payable. . . . . . . . . . . . . . . . . . . .        75,000            -
  Subordinated Debentures. . . . . . . . . . . . . . .        38,884          38,854

          TOTAL CAPITALIZATION . . . . . . . . . . . .       519,111         483,670

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .        17,352          15,031

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .          -             29,436
  Short-term Debt. . . . . . . . . . . . . . . . . . .        33,250          27,050
  Accounts Payable . . . . . . . . . . . . . . . . . .        14,784          21,766
  Customer Deposits. . . . . . . . . . . . . . . . . .         3,454           3,704
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .         9,204           7,972
  Interest Accrued . . . . . . . . . . . . . . . . . .         6,442           5,853
  Other. . . . . . . . . . . . . . . . . . . . . . . .        14,306          13,283

          TOTAL CURRENT LIABILITIES. . . . . . . . . .        81,440         109,064

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       146,136         145,005

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        17,464          18,397

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .         4,119           1,031

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . .      $785,622        $772,198

See Notes to Financial Statements.

                          KENTUCKY POWER COMPANY
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                Nine Months Ended
                                                                  September 30,
                                                                1996          1995
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 13,566      $ 16,362
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    18,864        18,291
    Deferred Federal Income Taxes. . . . . . . . . . . . . .       (16)       (1,693)
    Deferred Investment Tax Credits. . . . . . . . . . . . .      (933)         (943)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    (1,716)       (2,288)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    (1,087)        2,836
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     8,441         3,741
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (6,982)         (651)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .     1,232        (2,283)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     9,048        (4,749)
        Net Cash Flows From Operating Activities . . . . . .    40,417        28,623

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (38,561)      (26,169)
  Proceeds from Sales of Property. . . . . . . . . . . . . .       250          -
        Net Cash Flows Used For Investing Activities . . . .   (38,311)      (26,169)

FINANCING ACTIVITIES:
  Capital Contributions from Parent Company. . . . . . . . .    10,000          -
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    74,985        38,647
  Change in Short-term Debt (net). . . . . . . . . . . . . .     6,200       (23,850)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (74,737)         -
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .   (18,198)      (17,190)
        Net Cash Flows Used For Financing Activities . . . .    (1,750)       (2,393)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .       356            61
Cash and Cash Equivalents at Beginning of Period . . . . . .     1,031           879
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  1,387      $    940

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was  $16,920,000 and $17,126,000 and for income taxes was $4,585,000 and $4,092,000 in 1996 and 1995, respectively.
  Noncash acquisitions under capital leases  were $4,571,000 and $2,693,000  in 1996 and 1995, respectively.

See Notes to Financial Statements.

                          KENTUCKY POWER COMPANY
                       NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996
                                (UNAUDITED)



1. GENERAL

       The accompanying unaudited financial statements should be read in conjunction with the 1995 Annual Report as incorporated in and filed with the Form 10-K.

2. FINANCING ACTIVITIES

       The Company received from its parent a cash capital contribution of $10 million in March 1996 which was credited to paid-in capital. In April 1996 the Company refinanced $45 million of 7-7/8% first mortgage bonds due in 2002 with the proceeds of two $25 million term loan agreements due in 1999 and 2000 at 6.42% and 6.57% annual interest rates. The redemption of this series of first mortgage bonds removed the restriction on the use of retained earnings for common stock dividends. In September 1996 the Company refinanced short-term debt with a $25 million term loan agreement due in 2002 at a 7.445% annual interest rate.

3. CONTINGENCIES

       The Company continues to be involved in certain matters discussed in its 1995 Annual Report.

                          KENTUCKY POWER COMPANY
         MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
                 THIRD QUARTER 1996 vs. THIRD QUARTER 1995
                                    AND
                  YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995
   Net income decreased $1.6 million or 26% in the comparative third quarter as a result of decreased energy sales to retail customers attributable to milder summer weather in 1996 and increased federal income tax expense. Although operating revenues increased 3%, net income decreased $2.8 million or 17% for the year-to-date period mainly due to increases in maintenance and federal income tax expenses.
   Income statement items that changed significantly were:
                                     Increase (Decrease)
                              Third Quarter       Year-To-Date
                            (in millions)  %   (in millions)    %

Operating Revenues. . . . .    $(1.0)     (1)      $8.3         3
Fuel Expense. . . . . . . .      1.2       7        3.2         6
Purchased Power Expense . .     (1.2)     (5)       0.8         1
Other Operation Expense . .     (1.1)    (10)       1.0         3
Maintenance Expense . . . .      0.5       7        2.2        10
Federal Income Taxes. . . .      1.0     125        2.8       129

   For the quarter residential and commercial energy sales declined 11% and 5%, respectively, due to the decreased demand as a result of milder summer temperatures. Although the cooler summer weather reduced the demand for energy, wholesale revenues remained relatively unchanged as a decline in weather-related sales to unaffiliated wholesale customers was offset by new wholesale energy transactions with unaffiliated power marketers. Operating revenues increased for the year-to-date period due to increased energy sales to unaffiliated utilities by the AEP System Power Pool (Power Pool) mainly as a result of weather-related demand in the first six months of the year. Revenues from retail customers were unchanged as the effects of milder summer weather largely offset the impact of colder winter and April weather and warmer May weather.
   Fuel expense rose in the quarter due to the operation of the fuel clause adjustment mechanism partly offset by decreased generation as a result of a scheduled boiler inspection and repair outage at Big Sandy Plant Unit 2. Under the fuel clause adjustment mechanism the Company defers fuel expense to the extent it varies from the allowed fuel rate. The increase in fuel expense for the year-to-date period was mainly due to increased generation to meet the increase demand for energy in the first six months of 1996.
   The decrease in purchased power expense for the quarter resulted from a decline in energy purchases from an affiliate under a long-term unit power agreement, reflecting the weather related reduction in demand by retail customers, and decreased energy purchases from unaffiliated utilities for pass-through sales, reflecting the milder summer weather. The increase in year-to-date purchased power expense resulted mainly from increased energy purchases from the Power Pool as a result of increased weather-related demand by unaffiliated utilities during the first six months of the year.
   Other operation expense decreased in the quarter due to the recognition of gains on the sale of emission allowances. In the year-to-date period other operation expense increased due to a provision for deferred demand side management program costs and the accrual of uncollectible accounts expense, corporate-owned life insurance and AEP Service Corporation billings for engineering and other professional services.
   Maintenance expense rose in both comparative periods reflecting an increased level of scheduled steam plant maintenance work at the Big Sandy Plant.
   The increase in federal income tax expense attributable to operations in the comparative quarter and year-to-date periods was primarily due to changes in certain book/tax differences accounted for on a flow-through basis for ratemaking and financial reporting purposes and the completion in March 1996 of Kentucky Public Service Commission ordered amortization of deferred federal income taxes in excess of the statutory tax rate.

                    OHIO POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                           1996        1995          1996         1995
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . . $483,957    $507,516     $1,438,081   $1,360,319
OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .  162,606     185,612        485,358      458,591
  Purchased Power. . . . . . . . . . . .   17,086      19,315         48,326       49,118
  Other Operation. . . . . . . . . . . .   83,518      96,623        245,394      238,429
  Maintenance. . . . . . . . . . . . . .   43,645      34,751        114,795      105,951
  Depreciation and Amortization. . . . .   34,499      34,001        103,142      101,730
  Taxes Other Than Federal Income Taxes.   43,214      44,312        125,949      131,466
  Federal Income Taxes . . . . . . . . .   30,137      24,624         90,738       71,557

          TOTAL OPERATING EXPENSES . . .  414,705     439,238      1,213,702    1,156,842
OPERATING INCOME . . . . . . . . . . . .   69,252      68,278        224,379      203,477
NONOPERATING INCOME. . . . . . . . . . .    4,338       3,886          6,600        9,295
INCOME BEFORE INTEREST CHARGES . . . . .   73,590      72,164        230,979      212,772
INTEREST CHARGES . . . . . . . . . . . .   18,670      23,356         65,574       70,424
NET INCOME . . . . . . . . . . . . . . .   54,920      48,808        165,405      142,348
PREFERRED STOCK DIVIDEND REQUIREMENTS. .    2,201       3,860          6,681       11,578
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 52,719    $ 44,948     $  158,724   $  130,770



               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                           1996        1995          1996         1995
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $552,605    $499,330     $518,029       $483,222
NET INCOME . . . . . . . . . . . . . . .   54,920      48,808      165,405        142,348
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   35,714      34,857      107,142        104,571
    Cumulative Preferred Stock . . . . .    2,167       3,826        6,555         11,476
  Capital Stock Expense. . . . . . . . .       43          34          136            102

BALANCE AT END OF PERIOD . . . . . . . . $569,601    $509,421     $569,601       $509,421

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

                    OHIO POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          September 30,   December 31,
                                                              1996            1995
                                                                 (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $2,544,263      $2,534,893
  Transmission . . . . . . . . . . . . . . . . . . . .        814,041         798,854
  Distribution . . . . . . . . . . . . . . . . . . . .        851,689         833,944
  General (including mining assets). . . . . . . . . .        681,143         688,253
  Construction Work in Progress. . . . . . . . . . . .         71,981          59,278
          Total Electric Utility Plant . . . . . . . .      4,963,117       4,915,222
  Accumulated Depreciation and Amortization. . . . . .      2,188,562       2,091,148

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,774,555       2,824,074


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        106,933         107,510


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         72,967          44,000
  Accounts Receivable (net). . . . . . . . . . . . . .        212,008         199,293
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .        120,157         126,952
  Materials and Supplies . . . . . . . . . . . . . . .         78,476          80,468
  Accrued Utility Revenues . . . . . . . . . . . . . .         32,522          40,100
  Prepayments. . . . . . . . . . . . . . . . . . . . .         44,473          42,286

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        560,603         533,099



REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        543,806         562,329


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         70,811         129,552



            TOTAL. . . . . . . . . . . . . . . . . . .     $4,056,708      $4,156,564


See Notes to Consolidated Financial Statements.

                    OHIO POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          September 30,   December 31,
                                                              1996           1995
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  40,000,000 Shares
    Outstanding - 27,952,473 Shares. . . . . . . . . .     $  321,201      $  321,201
  Paid-in Capital. . . . . . . . . . . . . . . . . . .        460,567         459,474
  Retained Earnings. . . . . . . . . . . . . . . . . .        569,601         518,029
          Total Common Shareholder's Equity. . . . . .      1,351,369       1,298,704
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .         38,532          41,240
    Subject to Mandatory Redemption. . . . . . . . . .        115,000         115,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .      1,002,495       1,138,425

          TOTAL CAPITALIZATION . . . . . . . . . . . .      2,507,396       2,593,369

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .        237,890         214,726

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .         67,294          89,207
  Short-term Debt. . . . . . . . . . . . . . . . . . .         83,337           9,400
  Accounts Payable . . . . . . . . . . . . . . . . . .        100,676         102,580
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .         84,028         161,430
  Interest Accrued . . . . . . . . . . . . . . . . . .         26,311          20,807
  Obligations Under Capital Leases . . . . . . . . . .         23,917          25,172
  Other. . . . . . . . . . . . . . . . . . . . . . . .         77,005          80,507

          TOTAL CURRENT LIABILITIES. . . . . . . . . .        462,568         489,103

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .        737,801         731,959

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .         47,318          49,860

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .         63,735          77,547

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . .     $4,056,708      $4,156,564

See Notes to Consolidated Financial Statements.

                    OHIO POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                  Nine Months Ended
                                                                    September 30,
                                                                 1996           1995
                                                                    (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 165,405      $ 142,348
  Adjustments for Noncash Items:
    Depreciation, Depletion and Amortization . . . . . . . .    123,326        114,836
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     14,291         14,489
    Deferred Investment Tax Credits. . . . . . . . . . . . .     (2,542)        (2,532)
    Deferred Fuel Costs (net). . . . . . . . . . . . . . . .     (8,933)       (21,126)
    Amortization of Deferred Property Taxes. . . . . . . . .     59,738         50,437
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    (12,715)       (39,285)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .      8,787         12,568
    Accrued Utility Revenues . . . . . . . . . . . . . . . .      7,578          2,806
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .     (2,187)        (6,846)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .     (1,904)       (30,378)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    (77,402)       (56,890)
    Interest Accrued . . . . . . . . . . . . . . . . . . . .      5,504          7,370
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     15,526         30,155
        Net Cash Flows From Operating Activities . . . . . .    294,472        217,952

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .    (72,288)       (87,302)
  Proceeds from Sale of Property and Other . . . . . . . . .      7,113          2,571
        Net Cash Flows Used For Investing Activities . . . .    (65,175)       (84,731)

FINANCING ACTIVITIES:
  Change in Short-term Debt (net). . . . . . . . . . . . . .     73,937         14,965
  Retirement of Cumulative Preferred Stock . . . . . . . . .     (1,752)          -
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (158,818)       (44,188)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (107,142)      (104,571)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .     (6,555)       (11,476)
        Net Cash Flows Used For Financing Activities . . . .   (200,330)      (145,270)

Net Increase (Decrease) in Cash and Cash Equivalents . . . .     28,967        (12,049)
Cash and Cash Equivalents at Beginning of Period . . . . . .     44,000         30,700
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  72,967      $  18,651

Supplemental Disclosure:
  Cash paid for  interest net  of capitalized amounts was  $57,949,000 and $61,043,000 and for income taxes was $79,932,000 and $51,487,000 in 1996 and 1995, respectively.
  Noncash acquisitions  under capital leases were $19,903,000 and  $25,908,000 in 1996 and 1995, respectively.

See Notes to Consolidated Financial Statements.

               OHIO POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996
                           (UNAUDITED)

1. GENERAL

       The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1995 Annual Report as incorporated in and filed with the Form 10-K.

2. FINANCING ACTIVITY

       During the first nine months of 1996, the Company and a subsidiary retired three series of long-term debt at maturity:
   $8 million of 5-1/8% Series Sinking Fund Debentures, $39 million of 5% Series First Mortgage Bonds and $8 million of 5.79% Notes Payable.

       The Company also retired six series of long-term debt before maturity: four series of first mortgage bonds totaling $94 million with rates ranging from 7-5/8% to 9-7/8% and two series of sinking fund debentures totaling $9 million with rates of 6-5/8% and 7-7/8%.

       As a result of the early redemption of the 9-7/8% Series
   First Mortgage Bonds due in 2020, the restriction on the use of retained earnings for common stock dividends was reduced from $156.5 million to $23.9 million.

3. CONTINGENCIES

       The Company continues to be involved in certain matters discussed in the 1995 Annual Report.

               OHIO POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

            THIRD QUARTER 1996 vs. THIRD QUARTER 1995
                               AND
             YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995
RESULTS OF OPERATIONS
   Although energy sales decreased 4% in the third quarter, net income increased $6.1 million or 13% primarily due to the effect of a $7.2 million after-tax provision for severance pay recorded in 1995 and a reduction in interest charges. Net income increased 16% or $23.1 million in the year-to-date period reflecting a 15% increase in energy sales.
   Income statement lines which changed significantly were:
                                    Increase (Decrease)
                             Third Quarter       Year-To-Date
                           (in millions)  %   (in millions)    %

Operating Revenues. . . . .    $(23.6)   (5)      $ 77.8       6
Fuel Expense. . . . . . . .     (23.0)  (12)        26.8       6
Other Operation Expense . .     (13.1)  (14)         7.0       3
Maintenance Expense . . . .       8.9    26          8.8       8
Federal Income Taxes. . . .       5.5    22         19.2      27
Interest Charges. . . . . .      (4.7)  (20)        (4.9)     (7)

   Operating revenues decreased in the third quarter as a result of decreased energy sales due predominantly to more normal temperatures during the summer of 1996 as compared with the unseasonably warm summer of 1995. Energy sales to weather-sensitive residential and commercial customers declined 10% and 2%, respectively. Sales to wholesale customers decreased 6% during the third quarter of 1996 as a result of a reduction in energy supplied to the AEP System Power Pool (Power Pool) reflecting the weather-related decrease in demand for electricity by customers of the affiliated members of the Power Pool. Energy usage by industrial customers increased slightly during the period.
   Year-to-date energy sales increased 15% primarily as a result of a 45% increase in energy sales to wholesale customers and increased energy sales to all major retail customer classes. The significant rise in wholesale sales reflects an increase in energy supplied to the Power Pool primarily due to increased weather-related demand for electricity. The unseasonable winter weather in the first quarter of 1996 significantly increased demand for electricity and more than offset the decrease in sales during the third quarter of 1996. Wholesale energy sales by the Power Pool to unaffiliated utilities also increased largely as a result of the weather-related demand for energy during the winter months. Retail energy sales for the comparative nine month period rose 1% reflecting increased usage due to the unseasonable winter weather in 1996 and growth in the number of customers. A retail base rate increase in March 1995 also contributed to the higher revenues in the year-to-date period.
   The decrease in fuel expense in the third quarter and the increase in the year-to-date period was mainly due to the effect on generation of the weather-related changes in demand.
   Other operation expense declined in the third quarter primarily due to the effect of the $11.1 million ($7.2 million after-tax) provision for severance pay recorded in 1995. The increase in other operation expense during the first nine months of 1996 was mainly due to rent and other operating costs of the recently installed Gavin Plant scrubbers and amortization, commensurate with recovery in rates, of previously deferred Gavin scrubber expenses.
   The increases in maintenance expense for both periods were mainly due to increased boiler plant maintenance and maintenance on the new scrubbers. Federal income tax expense attributable to operations also increased in both periods due to an increase in pre-tax operating income and changes in certain book/tax differences accounted for on a flow-through basis for ratemaking and financial reporting purposes.
   Interest charges declined in both periods due to a reduction in the average levels of long-term debt outstanding and a decrease in commission authorized carrying charges recorded on deferred gains on the sale of emission allowances.

FINANCIAL CONDITION
   Total plant and property additions including capital leases for the first nine months of 1996 were $93 million.
   During the first nine months of 1996, the Company and a subsidiary retired $158 million principal amount of long-term debt with interest rates ranging from 5% to 9-7/8% and increased short-term debt by $74 million.
   As a result of the early redemption of the remaining $2.5 million outstanding balance of the 9-7/8% Series First Mortgage
Bonds due in 2020, the restriction on the use of retained earnings for the payment of common stock dividends was reduced from $156.5 million to $23.9 million.

                   PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings.

American Electric Power Company, Inc. ("AEP") and Ohio Power
Company ("OPCo")

   Reference is made to page 33 of the Annual Report on Form
10-K for the year ended December 31, 1995 ("1995 10-K") for a discussion of litigation instituted by Ormet Primary Aluminum Corporation ("Ormet"), formerly known as Ormet Corporation, regarding the ownership of certain SO2 allowances which OPCo received for its Kammer Plant pursuant to the Clean Air Act Amendments of 1990. On October 23, 1996, the Fourth Circuit issued its opinion reversing the District Court, holding that Ormet's claim raised a federal question justifying federal juris-diction and remanding the case for further proceedings. On November 6, 1996, OPCo filed a Petition for Rehearing and Sugges-tion for Rehearing in banc with the Fourth Circuit.


Item 5.  Other Information.

AEP and OPCo

   Reference is made to page 6 of the 1995 10-K for a discus-sion of the contracts with Ravenswood Aluminum Corporation
("Ravenswood") and Ormet for the power requirements of their aluminum reduction plants.

   On October 3, 1996, The Public Utilities Commission of Ohio ("PUCO") approved, with some exceptions, a contract pursuant to which OPCo will continue to provide electric service to Ravens-wood for the period July 1, 1996, through July 31, 2003. On November 1, 1996, OPCo and Ravenswood filed a request with the PUCO for reconsideration of those exceptions.

   On September 19, 1996, OPCo filed with the PUCO for its approval (i) an interim agreement pursuant to which OPCo will continue to provide electric service to Ormet for the period December 1, 1997 through December 31, 1999 and (ii) a joint peti-tion with an electric cooperative to transfer the right to serve Ormet to the electric cooperative after December 31, 1999. As part of the territorial transfer, OPCo and Ormet entered into an agreement which contains penalties and other provisions designed to avoid having OPCo provide involuntary back-up power to Ormet.

AEP

   Reference is made to page 10 of the 1995 10-K for a discus-sion of AEP's non-regulated business development. AEP Resources International, Limited ("AEPRI"), through a subsidiary, has entered into a joint venture with two Chinese companies to develop and own two 125-megawatt coal-fired units in Henan Pro-vince, China. AEPRI's subsidiary will hold a 70 percent interest and the Chinese partners will hold an aggregate interest of 30 percent. The approximate cost of the facility is $172,000,000. Both units are expected to be operational in 1999.

Item 6.    Exhibits and Reports on Form 8-K.

       (a) Exhibits:

       AEP, Appalachian Power Company ("APCo") and OPCo

           Exhibit 10 - Performance Share Incentive Plan as
           Amended and Restated through November 1, 1996.

       APCo, Columbus Southern Power Company ("CSPCo"), Indiana
       Michigan Power Company ("I&M"), Kentucky Power Company
       ("KEPCo") and OPCo

           Exhibit 12 - Statement re: Computation of Ratios.

       AEP, AEP Generating Company ("AEGCo"), APCo, CSPCo, I&M,
       KEPCo and OPCo

           Exhibit 27 - Financial Data Schedule.

       (b) Reports on Form 8-K:

       AEP, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo

           No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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


Date:  November 12, 1996




                                   II-3

