Form 10-Q
period 1997-03-31
COLUMBUS SOUTHERN POWER CO /OH/
filed 1997-05-15
CIK 22198

THE CONSOLIDATED 10-Q FOR AMERICAN ELECTRIC POWER CO., INC, AND
SUBSIDIARIES IS REQUESTED TO INCLUDED AS PART OF THE FILING.

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For The Quarterly Period Ended March 31, 1997
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

                                             Yes   X          No
The number of shares outstanding of American Electric Power Company, Inc. Common Stock,
par value $6.50, at April 30, 1997 was 188,710,000.
/TABLE

     AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                                FORM 10-Q
                  For The Quarter Ended March 31, 1997
                                  INDEX
                                                                          Page
Part I.  FINANCIAL INFORMATION
           American Electric Power Company, Inc. and Subsidiary Companies:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . . A-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . A-2 - A-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . A-4
             Notes to Consolidated Financial Statements . . . . . . . . . A-5 - A-6
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . . A-7 - A-9

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

           Appalachian Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . . C-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . C-2 - C-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . C-4
             Notes to Consolidated Financial Statements . . . . . . . . . C-5
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . . C-6 - C-7

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


                                      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                                         FORM 10-Q

                                      For The Quarter Ended March 31, 1997

                                           INDEX

                                                                        Page
           Ohio Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . G-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . G-2 - G-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . G-4
             Notes to Consolidated Financial Statements . . . . . . . . G-5 - G-6
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . G-7 - G-8


Part II. OTHER INFORMATION

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

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except per-share amounts)
                                (UNAUDITED)
                                                              Three Months Ended
                                                                   March 31,
                                                              1997           1996
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . $1,492,069     $1,517,781

OPERATING EXPENSES:
  Fuel and Purchased Power . . . . . . . . . . . . . . . .    434,697        440,977
  Other Operation. . . . . . . . . . . . . . . . . . . . .    302,280        303,708
  Maintenance. . . . . . . . . . . . . . . . . . . . . . .     99,385        105,423
  Depreciation and Amortization. . . . . . . . . . . . . .    151,952        149,114
  Taxes Other Than Federal Income Taxes. . . . . . . . . .    126,614        127,626
  Federal Income Taxes . . . . . . . . . . . . . . . . . .    105,163         98,811

         TOTAL OPERATING EXPENSES. . . . . . . . . . . . .  1,220,091      1,225,659

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .    271,978        292,122

NONOPERATING INCOME (LOSS) . . . . . . . . . . . . . . . .      4,509         (1,127)

INCOME BEFORE INTEREST CHARGES AND PREFERRED DIVIDENDS . .    276,487        290,995

INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . .     93,822        100,025

PREFERRED STOCK DIVIDEND REQUIREMENTS OF SUBSIDIARIES. . .     10,103         10,958

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . $  172,562     $  180,012

AVERAGE NUMBER OF SHARES OUTSTANDING . . . . . . . . . . .    188,347        186,723

EARNINGS PER SHARE . . . . . . . . . . . . . . . . . . . .      $0.92          $0.96

CASH DIVIDENDS PAID PER SHARE. . . . . . . . . . . . . . .      $0.60          $0.60

               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)
                                                              Three Months Ended
                                                                   March 31,
                                                              1997           1996
                                                                 (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . . $1,547,746     $1,409,645

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .    172,562        180,012

DEDUCTIONS:
  Cash Dividends Declared. . . . . . . . . . . . . . . . .    112,943        111,983
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .       (411)          (178)

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . . $1,607,776     $1,477,852

See Notes to Consolidated Financial Statements.
/TABLE

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                             March 31,    December 31,
                                                               1997           1996
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $ 9,353,218     $ 9,341,849
  Transmission . . . . . . . . . . . . . . . . . . . .       3,379,638       3,380,258
  Distribution . . . . . . . . . . . . . . . . . . . .       4,432,353       4,402,449
  General (including mining assets and nuclear fuel) .       1,506,921       1,491,781
  Construction Work in Progress. . . . . . . . . . . .         395,070         353,832
          Total Electric Utility Plant . . . . . . . .      19,067,200      18,970,169
  Accumulated Depreciation and Amortization. . . . . .       7,650,991       7,549,798

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      11,416,209      11,420,371




OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         917,497         892,674




CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          86,083          57,539
  Accounts Receivable. . . . . . . . . . . . . . . . .         584,514         535,024
  Allowance for Uncollectible Accounts . . . . . . . .          (7,437)         (3,692)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         215,067         235,257
  Materials and Supplies . . . . . . . . . . . . . . .         246,168         251,896
  Accrued Utility Revenues . . . . . . . . . . . . . .         153,941         174,966
  Prepayments. . . . . . . . . . . . . . . . . . . . .         129,444         103,891

          TOTAL CURRENT ASSETS . . . . . . . . . . . .       1,407,780       1,354,881




REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .       1,871,497       1,889,482



DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         292,707         328,139



            TOTAL. . . . . . . . . . . . . . . . . . .     $15,905,690     $15,885,547

See Notes to Consolidated Financial Statements.

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                             March 31,    December 31,
                                                               1997           1996
                                                                  (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock-Par Value $6.50:
                                 1997         1996
    Shares Authorized . . . .300,000,000   300,000,000
    Shares Issued . . . . . .197,709,992   197,234,992
    (8,999,992 shares were held in treasury) . . . . .     $ 1,285,115     $ 1,282,027
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       1,731,695       1,715,554
  Retained Earnings. . . . . . . . . . . . . . . . . .       1,607,776       1,547,746
          Total Common Shareholders' Equity. . . . . .       4,624,586       4,545,327
  Cumulative Preferred Stocks of Subsidiaries:
    Not Subject to Mandatory Redemption. . . . . . . .          46,933          90,323
    Subject to Mandatory Redemption. . . . . . . . . .         127,605         509,900
  Long-term Debt . . . . . . . . . . . . . . . . . . .       4,786,636       4,796,768

          TOTAL CAPITALIZATION . . . . . . . . . . . .       9,585,760       9,942,318

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .       1,065,046       1,002,208

CURRENT LIABILITIES:
  Preferred Stock and Long-term Debt
    Due Within One Year. . . . . . . . . . . . . . . .         344,039          86,942
  Short-term Debt. . . . . . . . . . . . . . . . . . .         334,318         319,695
  Accounts Payable . . . . . . . . . . . . . . . . . .         158,749         206,227
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .         476,480         414,173
  Interest Accrued . . . . . . . . . . . . . . . . . .         111,530          75,124
  Obligations Under Capital Leases . . . . . . . . . .          83,827          89,553
  Other. . . . . . . . . . . . . . . . . . . . . . . .         328,069         304,323

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       1,837,012       1,496,037

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       2,621,692       2,643,143

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .         398,168         404,050

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . .         238,278         240,598

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .         159,734         157,193

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . .     $15,905,690     $15,885,547

See Notes to Consolidated Financial Statements.

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                 Three Months Ended
                                                                     March 31,
                                                                 1997         1996
                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 172,562     $ 180,012
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    151,716       146,776
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     (8,192)       (8,519)
    Deferred Investment Tax Credits. . . . . . . . . . . . .     (5,836)       (5,878)
    Amortization of Operating Expenses and
      Carrying Charges (net) . . . . . . . . . . . . . . . .      1,295        15,411
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    (45,745)      (53,764)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     25,918        28,818
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     21,025        44,386
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .    (25,553)      (51,954)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (47,478)      (34,617)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .     62,307        50,842
    Interest Accrued . . . . . . . . . . . . . . . . . . . .     36,406        43,992
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . . .     39,928        36,928
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     38,658        20,742
        Net Cash Flows From Operating Activities . . . . . .    417,011       413,175

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (125,687)      (90,517)
  Proceeds from Sale of Property and Other . . . . . . . . .      1,048         2,788
        Net Cash Flows Used For Investing Activities . . . .   (124,639)      (87,729)

FINANCING ACTIVITIES:
  Issuance of Common Stock . . . . . . . . . . . . . . . . .     19,572        14,573
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    274,352       256,845
  Change in Short-term Debt (net). . . . . . . . . . . . . .     14,623      (199,949)
  Retirement of Cumulative Preferred Stock . . . . . . . . .   (382,932)       (7,500)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .    (76,500)     (167,966)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (112,943)     (111,983)
        Net Cash Flows Used For Financing Activities . . . .   (263,828)     (215,980)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .     28,544       109,466
Cash and Cash Equivalents at Beginning of Period . . . . . .     57,539        79,955
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  86,083     $ 189,421

Supplemental Disclosure:
  Cash paid for interest net of  capitalized amounts was  $54,005,000 and $52,763,000 and for income taxes was $3,839,000 and $9,074,000  in 1997 and 1996, respectively.
  Noncash acquisitions  under capital leases were $56,916,000 and $50,899,000 in 1997 and 1996, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

  AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997
                           (UNAUDITED)

1.   GENERAL

          The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1996 Annual
     Report as incorporated in and filed with the Form 10-K.

2.   FINANCING AND RELATED ACTIVITIES

          During the first three months of 1997, subsidiaries issued two series of first mortgage bonds totaling $96 million at 6.35% and 6.4% due in 2000 and $180 million of junior subordinated deferrable interest debentures at 7.92% and 8% due in 2027.

          The proceeds were used during the first quarter to retire: two series of first mortgage bonds totaling $56 million with interest rates ranging from 8.75% to 9.35% and due dates ranging from 2021 to 2022 and a $20 million term loan with an interest rate of 7.19% at maturity. Two subsidiaries redeemed cumulative preferred stock at a total cost of $54 million: the entire 500,000 shares of 7-7/8% series and 16,263 shares of 4.56% series.

          In March 1997 the Company, as part of a tender offer for certain subsidiaries' preferred stock, reacquired and retired the following number of shares at the range of prices listed plus an amount equal to accrued dividends:

                     Number                            Total
                   of Shares                       Reacquisition
    Series          Retired        Price Range          Price
                                                   (in thousands)

    4.08%-4.56%     417,644       $ 62.31-$ 69.94     $ 28,192
    5.90%-5.92%   1,515,900        101.83- 103.20      156,074
    6.02%-6-7/8%  1,307,050        103.71- 107.26      137,071
    7.80%            22,500        105.50                2,374

          In April 1997, a subsidiary issued $300 million of adjustable interest rate debt under a revolving credit agreement which expires in June 1999. The initial rate is 5.93% for two months. A subsidiary redeemed 478,133 shares of cumulative preferred stock for approximately $50 million in April and May 1997.

          In April 1997, two subsidiaries each called their entire $50 million outstanding balance of 8.75% Series First
     Mortgage Bonds due in 2022 for early redemption in the second quarter of 1997. Consequently the bonds are classified as a current liability on the balance sheet.

3.   YORKSHIRE ACQUISITION

          The tender offer for all of the outstanding shares of Yorkshire Electricity Group plc, a distribution company in the United Kingdom, by the Company and Public Service
     Company of Colorado through an equally owned joint venture was declared wholly unconditional in April 1997. Total consideration to be paid was estimated to be $2.4 billion which was financed by a combination of equity and non-recourse debt. The investment in the joint venture is not shown in these statements.

4.   CONTINGENCIES

          As discussed in Note 9, "Federal Income Taxes" of the Notes to Consolidated Financial Statements in the 1996 Annual Report, the Internal Revenue Service agents auditing the federal income tax returns for the years 1991 through 1993 requested a ruling from their National Office that certain interest deductions relating to corporate owned life insurance (COLI) claimed by the Company for 1991 through 1993 should not be allowed. The COLI program was established in 1990 as part of the Company's strategy to fund and reduce the cost of medical benefits for retired employees. The Company filed a brief with the IRS National Office refuting the agents' position. Although no adjustments have been proposed, a disallowance of the COLI interest deductions through March 31, 1997 would reduce earnings by approximately $260 million (including interest). Management believes it will ultimately prevail on this issue and will vigorously contest any adjustments that may be assessed.

          The Company continues to be involved in certain other matters discussed in the 1996 Annual Report.

  AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION

            FIRST QUARTER 1997 vs. FIRST QUARTER 1996
RESULTS OF OPERATIONS
     Net income decreased 4% or $7.45 million due primarily to a 3% weather-related decline in retail energy sales, partially offset by increased nonoperating income, lower interest charges and lower preferred stock dividends.
     Income statement lines which changed significantly were:
                                              Increase (Decrease)
                                              (in millions)   %

     Operating Revenues . . . . . . . . . .      $(25.7)      (2)
     Fuel and Purchased Power Expense . . .        (6.3)      (1)
     Maintenance Expense. . . . . . . . . .        (6.0)      (6)
     Federal Income Taxes . . . . . . . . .         6.4        6
     Nonoperating Income. . . . . . . . . .         5.6      N.M.
     Interest Charges . . . . . . . . . . .        (6.2)      (6)

     N.M. = Not Meaningful

     The decrease in operating revenues was predominantly due to the 3% decrease in energy sales to retail customers resulting from the milder winter weather in 1997. Sales to weather-sensitive residential and commercial customers decreased 8% and 1%, respectively, and industrial sales were flat.
     Revenues from wholesale customers were flat while sales increased 10% due to a lower average wholesale price per kilowatt. The wholesale kilowatt sales increase is primarily due to increased coal conversion service sales and related transmission service sales. Coal conversion service sales are from the conversion of customers' coal to electricity. The substantial increase in coal conversion service sales demonstrates the acceptance of this new service by customers who are able to obtain low cost spot market coal.
     The decrease in fuel and purchased power expense is primarily due to reduced generation resulting from lower energy demand offset in part by increased purchases from an unaffiliated utility with favorably priced power.

     Maintenance expense declined due to lower expenditures for maintenance of transmission and distribution facilities.
     The increase in federal income tax expense attributable to operations was primarily due to changes in certain book/tax differences accounted for on a flow-through basis for rate-making purposes, including recent federal legislation limiting corporate owned life insurance tax benefits, partially offset by a decrease in pre-tax operating income.
     Nonoperating income increased due to the effect of losses in 1996 for deferred demand side management program costs and the clean-up of underground storage tanks at one of the Company's facilities.
     The decline in interest charges is primarily due to the reduction in outstanding balances of long-term debt and refinancings at lower interest rates on both long-term and short-term borrowings.

FINANCIAL CONDITION
     Total plant and property additions including capital leases for the current period were $183 million.
     During the quarter subsidiaries issued $277 million principal amount of long-term debt at interest rates ranging from 6.35% to 8%, retired $76 million principal amount of long-term debt at interest rates ranging from 7.19% to 9.35%, redeemed 3,779,357 shares of cumulative preferred stock at a total cost of $383 million and increased short-term debt by $15 million. In April and May 1997, a subsidiary redeemed 478,133 shares of cumulative preferred stock for approximately $50 million.
     In April 1997, a subsidiary issued $300 million adjustable rate debt under a revolving credit agreement with an initial rate of 5.93% for two months as part of the funding for the acquisition of Yorkshire Electricity Group plc. Two subsidiaries each called $50 million of outstanding 8.75% Series First Mortgage Bonds due in 2022 for early redemption in the second quarter of 1997. Consequently the bonds are classified as a current liability on the balance sheet.

YORKSHIRE ACQUISITION
     The tender offer for all of the outstanding shares of Yorkshire Electricity Group plc (Yorkshire Electricity) a distribution company in the United Kingdom, by Yorkshire Holdings plc (YH), a wholly owned subsidiary of Yorkshire Power Group Limited (YPG), an equally owned joint venture of the Company and Public Service Company of Colorado (PSCo), was declared wholly unconditional in all respects on April 1, 1997. YH is committed to purchase all the outstanding shares of Yorkshire Electricity.
     As of April 9, 1997, valid acceptance of the offer to purchase shares of Yorkshire Electricity had been received representing over 90% of Yorkshire Electricity's issued share capital. Under the provisions of the United Kingdom's Companies Act 1985, YH has exercised its rights to acquire, under the terms of the offer, the remaining shares in Yorkshire Electricity for which acceptances of the offer have not been received.
     Total consideration to be paid by the joint venture partners was estimated to be approximately $2.4 billion. The acquisition was financed through a combination of approximately 25% equity and 75% debt, including the assumption of the existing debt of Yorkshire Electricity. The funds for the acquisition will be obtained from the Company's and PSCo's investment in YPG, the joint venture, of approximately $360 million each, and the issuance by YPG of non-recourse debt. The investment in the joint venture is not shown in these statements.

                          AEP GENERATING COMPANY
                           STATEMENTS OF INCOME
                                (UNAUDITED)
                                                                   Three Months Ended
                                                                        March 31,
                                                                   1997           1996
                                                                     (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . .   $59,096        $57,484

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27,350         23,532
  Rent - Rockport Plant Unit 2 . . . . . . . . . . . . . . . .    17,071         17,077
  Other Operation. . . . . . . . . . . . . . . . . . . . . . .     3,130          3,149
  Maintenance. . . . . . . . . . . . . . . . . . . . . . . . .     2,386          3,493
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . .     5,395          5,413
  Taxes Other Than Federal Income Taxes. . . . . . . . . . . .       879            975
  Federal Income Taxes . . . . . . . . . . . . . . . . . . . .       757          1,051

          TOTAL OPERATING EXPENSES . . . . . . . . . . . . . .    56,968         54,690

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . .     2,128          2,794

NONOPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .       850            790

INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . . . .     2,978          3,584

INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . . . .       941          1,086

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 2,037        $ 2,498

                      STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)
                                                                   Three Months Ended
                                                                        March 31,
                                                                   1997           1996
                                                                      (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . .    $1,886         $1,955

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .     2,037          2,498

CASH DIVIDENDS DECLARED. . . . . . . . . . . . . . . . . . . .     1,286          2,500

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . . . .    $2,637         $1,953

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.
/TABLE

                          AEP GENERATING COMPANY
                              BALANCE SHEETS
                                (UNAUDITED)
                                                             March 31,     December 31,
                                                               1997            1996
                                                                  (in thousands)

ASSETS
ELECTRIC UTILITY PLANT:
  Production. . . . . . . . . . . . . . . . . . . . . . . .  $627,666        $627,926
  General . . . . . . . . . . . . . . . . . . . . . . . . .     2,923           2,931
  Construction Work in Progress . . . . . . . . . . . . . .     1,657           1,400

          Total Electric Utility Plant. . . . . . . . . . .   632,246         632,257

  Accumulated Depreciation. . . . . . . . . . . . . . . . .   243,710         238,532


          NET ELECTRIC UTILITY PLANT. . . . . . . . . . . .   388,536         393,725


CURRENT ASSETS:

  Cash and Cash Equivalents . . . . . . . . . . . . . . . .    10,333             139
  Accounts Receivable . . . . . . . . . . . . . . . . . . .    20,789          18,879
  Fuel. . . . . . . . . . . . . . . . . . . . . . . . . . .    10,575          17,792
  Materials and Supplies. . . . . . . . . . . . . . . . . .     4,266           4,266
  Prepayments . . . . . . . . . . . . . . . . . . . . . . .       697             804


          TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .    46,660          41,880


REGULATORY ASSETS . . . . . . . . . . . . . . . . . . . . .     5,803           5,857


DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . . .     3,716           1,449





            TOTAL . . . . . . . . . . . . . . . . . . . . .  $444,715        $442,911

See Notes to Financial Statements.

                          AEP GENERATING COMPANY
                              BALANCE SHEETS
                                (UNAUDITED)
                                                              March 31,     December 31,
                                                                1997            1996
                                                                   (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - Par Value $1,000:
    Authorized and Outstanding - 1,000 Shares . . . . . . .   $  1,000        $  1,000
  Paid-in Capital . . . . . . . . . . . . . . . . . . . . .     42,235          44,235
  Retained Earnings . . . . . . . . . . . . . . . . . . . .      2,637           1,886
          Total Common Shareholder's Equity . . . . . . . .     45,872          47,121
  Long-term Debt. . . . . . . . . . . . . . . . . . . . . .     89,558          89,554

          TOTAL CAPITALIZATION. . . . . . . . . . . . . . .    135,430         136,675

OTHER NONCURRENT LIABILITIES. . . . . . . . . . . . . . . .      1,496           1,613

CURRENT LIABILITIES:
  Short-term Debt - Notes Payable . . . . . . . . . . . . .       -              9,575
  Accounts Payable. . . . . . . . . . . . . . . . . . . . .      3,025           7,510
  Taxes Accrued . . . . . . . . . . . . . . . . . . . . . .      5,373           2,903
  Rent Accrued - Rockport Plant Unit 2. . . . . . . . . . .     23,427           4,963
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .      1,239           3,932

          TOTAL CURRENT LIABILITIES . . . . . . . . . . . .     33,064          28,883


DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2 . . . . . . . . . . . . . . . . . .    143,079         144,472

REGULATORY LIABILITIES:
  Deferred Investment Tax Credits . . . . . . . . . . . . .     72,618          73,460
  Amounts Due to Customers for Income Taxes . . . . . . . .     33,557          33,893
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         28              66

          TOTAL REGULATORY LIABILITIES. . . . . . . . . . .    106,203         107,419

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . .     25,443          23,849

            TOTAL . . . . . . . . . . . . . . . . . . . . .   $444,715        $442,911

See Notes to Financial Statements.

                          AEP GENERATING COMPANY
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                               Three Months Ended
                                                                    March 31,
                                                                1997          1996
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $  2,037      $  2,498
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    5,395         5,413
    Deferred Federal Income Taxes. . . . . . . . . . . . . .    1,258         1,234
    Deferred Investment Tax Credits. . . . . . . . . . . . .     (842)         (844)
    Amortization of Deferred Gain on Sale and Leaseback -
      Rockport Plant Unit 2. . . . . . . . . . . . . . . . .   (1,393)       (1,393)
    Deferred Property Taxes. . . . . . . . . . . . . . . . .   (2,217)       (2,356)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable. . . . . . . . . . . . . . . . . . .   (1,910)          638
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    7,217        (2,500)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .   (4,485)          215
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    2,470         3,455
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . . .   18,464        18,464
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .   (2,625)           76
        Net Cash Flows From Operating Activities . . . . . .   23,369        24,900

INVESTING ACTIVITIES - Construction Expenditures . . . . . .     (314)         (359)

FINANCING ACTIVITIES:
  Return of Capital to Parent Company. . . . . . . . . . . .   (2,000)         (500)
  Change in Short-term Debt (net). . . . . . . . . . . . . .   (9,575)      (21,550)
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .   (1,286)       (2,500)
        Net Cash Flows Used For Financing Activities . . . .  (12,861)      (24,550)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .   10,194            (9)
Cash and Cash Equivalents at Beginning of Period . . . . . .      139            22
Cash and Cash Equivalents at End of Period . . . . . . . . . $ 10,333      $     13

Supplemental Disclosure:
  Cash paid (received) for interest net of capitalized amounts was $889,000 and $1,095,000 and for income taxes was $2,000 and ($491,000) in 1997 and 1996, respectively.

See Notes to Financial Statements.
/TABLE

                          AEP GENERATING COMPANY
                       NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 1997
                                (UNAUDITED)

     The accompanying unaudited financial statements should be read in conjunction with the 1996 Annual Report as incorporated in and filed with the Form 10-K.







                          AEP GENERATING COMPANY
         MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                 FIRST QUARTER 1997 vs. FIRST QUARTER 1996

     Operating revenues are derived from the sale of Rockport Plant energy and capacity to two affiliated companies and one unaffiliated utility pursuant to Federal Energy Regulatory Commission (FERC) approved long-term unit power agreements. The unit power agreements provide for recovery of costs including a FERC approved rate of return on common equity and a return on other capital net of temporary cash investments.
      Net income decreased $.5 million or 18% in the period as a result of a decrease in the return on common equity due to a return of capital to the parent company and a decrease in the return on other capital. These decreases are partly offset by income earned on temporary cash investments and lower financing costs.
     Income statement items which changed significantly were:
                                        Increase(Decrease)
                                        (in millions)   %

Operating Revenues                           1.6        3
Fuel Expense                                 3.8       16
Maintenance Expense                         (1.1)     (32)
Taxes Other Than Federal Income Taxes        (.1)     (10)
Federal Income Taxes                         (.3)     (28)
Nonoperating Income                           .1        8
Interest Charges                             (.1)     (13)

     The increase in operating revenues reflects recovery of increased fuel expenses partly offset by the decreased returns previously mentioned.
     The increase in fuel expense was due to an increase in the average cost of coal consumed and higher generation this year as Rockport Plant
Unit 2 was out-of-service in the first quarter of 1996 for planned general boiler inspection and repair. Reduced maintenance work on Rockport Plant Unit 2 during 1997 compared with 1996 when the unit was out of service caused the decrease in maintenance expense.
     Taxes other than federal income taxes decreased due to a reduction in the Indiana supplemental net income tax accrual resulting from lower pre-tax income. Federal income taxes attributable to operations decreased due to lower pre-tax operating income.
     The increase in nonoperating income reflects interest income earned on higher balances of temporary cash investments in 1997.
     Interest charges declined due to reduced outstanding short-term debt balances.

              APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)
                                                             Three Months Ended
                                                                  March 31,
                                                             1997           1996
                                                               (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . .  $416,450     $440,972

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . .    94,904       89,596
  Purchased Power. . . . . . . . . . . . . . . . . . . . .    85,540       91,127
  Other Operation. . . . . . . . . . . . . . . . . . . . .    63,840       62,743
  Maintenance. . . . . . . . . . . . . . . . . . . . . . .    22,810       23,151
  Depreciation and Amortization. . . . . . . . . . . . . .    33,975       32,873
  Taxes Other Than Federal Income Taxes. . . . . . . . . .    30,273       31,302
  Federal Income Taxes . . . . . . . . . . . . . . . . . .    20,774       26,543

          TOTAL OPERATING EXPENSES . . . . . . . . . . . .   352,116      357,335

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .    64,334       83,637

NONOPERATING INCOME. . . . . . . . . . . . . . . . . . . .       244          597

INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . .    64,578       84,234

INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . .    28,094       28,610

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .    36,484       55,624

PREFERRED STOCK DIVIDEND REQUIREMENTS. . . . . . . . . . .     4,965        4,101

EARNINGS APPLICABLE TO COMMON STOCK. . . . . . . . . . . .  $ 31,519     $ 51,523

             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                              (UNAUDITED)
                                                             Three Months Ended
                                                                  March 31,
                                                             1997           1996
                                                               (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . .  $208,472     $199,021
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .    36,484       55,624

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . . . . . . . . . . .    28,609       27,075
    Cumulative Preferred Stock . . . . . . . . . . . . . .     1,504        3,917
  Capital Stock Expense. . . . . . . . . . . . . . . . . .     3,461          184

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . .  $211,382     $223,469

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

              APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                                                          March 31,     December 31,
                                                            1997            1996
                                                              (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .   $1,891,997      $1,883,271
  Transmission . . . . . . . . . . . . . . . . . . . .    1,058,130       1,054,207
  Distribution . . . . . . . . . . . . . . . . . . . .    1,515,757       1,495,445
  General. . . . . . . . . . . . . . . . . . . . . . .      194,924         188,740
  Construction Work in Progress. . . . . . . . . . . .       90,506          95,469
          Total Electric Utility Plant . . . . . . . .    4,751,314       4,717,132
  Accumulated Depreciation and Amortization. . . . . .    1,805,653       1,782,017

          NET ELECTRIC UTILITY PLANT . . . . . . . . .    2,945,661       2,935,115



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .       29,233          29,621



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .        9,618           7,260
  Accounts Receivable. . . . . . . . . . . . . . . . .      166,306         160,021
  Allowance for Uncollectible Accounts . . . . . . . .       (2,163)           (687)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .       49,923          52,605
  Materials and Supplies . . . . . . . . . . . . . . .       55,024          56,605
  Accrued Utility Revenues . . . . . . . . . . . . . .       32,268          51,843
  Prepayments. . . . . . . . . . . . . . . . . . . . .       16,783          10,797

          TOTAL CURRENT ASSETS . . . . . . . . . . . .      327,759         338,444



REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .      446,571         451,272



DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .       65,583          56,928

            TOTAL. . . . . . . . . . . . . . . . . . .   $3,814,807      $3,811,380

See Notes to Consolidated Financial Statements.

              APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                                                        March 31,      December 31,
                                                          1997             1996
                                                              (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  30,000,000 Shares
    Outstanding - 13,499,500 Shares. . . . . . . . .   $  260,458       $  260,458
  Paid-in Capital. . . . . . . . . . . . . . . . . .      575,197          575,380
  Retained Earnings. . . . . . . . . . . . . . . . .      211,382          208,472
          Total Common Shareholder's Equity. . . . .    1,047,037        1,044,310
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . .       19,859           29,815
    Subject to Mandatory Redemption. . . . . . . . .       22,310          190,000
  Long-term Debt . . . . . . . . . . . . . . . . . .    1,445,630        1,365,834

          TOTAL CAPITALIZATION . . . . . . . . . . .    2,534,836        2,629,959

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . .      122,891          109,203

CURRENT LIABILITIES:
  Cumulative Preferred Stock and Long-term Debt
    Due Within One Year. . . . . . . . . . . . . . .       47,763                8
  Short-term Debt. . . . . . . . . . . . . . . . . .       76,450           60,700
  Accounts Payable . . . . . . . . . . . . . . . . .       85,918           85,892
  Taxes Accrued. . . . . . . . . . . . . . . . . . .       65,415           40,935
  Customer Deposits. . . . . . . . . . . . . . . . .       13,736           13,750
  Interest Accrued . . . . . . . . . . . . . . . . .       30,676           20,938
  Other. . . . . . . . . . . . . . . . . . . . . . .       70,369           80,352

          TOTAL CURRENT LIABILITIES. . . . . . . . .      390,327          302,575

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . .      664,899          669,964

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . .       81,939           83,320

DEFERRED CREDITS . . . . . . . . . . . . . . . . . .       19,915           16,359

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . .   $3,814,807       $3,811,380

See Notes to Consolidated Financial Statements.

              APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                                                              Three Months Ended
                                                                   March 31,
                                                              1997          1996
                                                                (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . $  36,484     $  55,624
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . .    34,301        33,199
    Deferred Federal Income Taxes. . . . . . . . . . . . .    (2,832)       (2,689)
    Deferred Investment Tax Credits. . . . . . . . . . . .    (1,190)       (1,205)
    Deferred Power Supply Costs (net). . . . . . . . . . .     5,230          (207)
    Provision for Rate Refunds . . . . . . . . . . . . . .        33        15,869
    Storm Damage Expense Amortization (Deferrals). . . . .       612        (7,303)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . .    (4,809)      (31,024)
    Fuel, Materials and Supplies . . . . . . . . . . . . .     4,263        11,776
    Accrued Utility Revenues . . . . . . . . . . . . . . .    19,575        10,019
    Prepayments. . . . . . . . . . . . . . . . . . . . . .    (5,986)      (10,299)
    Accounts Payable . . . . . . . . . . . . . . . . . . .        26         9,027
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . .    24,480        32,869
    Interest Accrued . . . . . . . . . . . . . . . . . . .     9,738        15,965
  Other (net). . . . . . . . . . . . . . . . . . . . . . .    (8,967)      (26,267)
        Net Cash Flows From Operating Activities . . . . .   110,958       105,354

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . .   (38,924)      (29,164)
  Proceeds from Sale of Property . . . . . . . . . . . . .       931            95
        Net Cash Flows Used For Investing Activities . . .   (37,993)      (29,069)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . .   135,575       198,266
  Change in Short-term Debt (net). . . . . . . . . . . . .    15,750      (125,525)
  Retirement of Cumulative Preferred Stock . . . . . . . .  (133,541)         -
  Retirement of Long-term Debt . . . . . . . . . . . . . .   (56,332)      (23,560)
  Dividends Paid on Common Stock . . . . . . . . . . . . .   (28,609)      (27,075)
  Dividends Paid on Cumulative Preferred Stock . . . . . .    (3,450)       (3,917)
        Net Cash Flows From (Used For) Financing
          Activities . . . . . . . . . . . . . . . . . . .   (70,607)       18,189

Net Increase in Cash and Cash Equivalents. . . . . . . . .     2,358        94,474
Cash and Cash Equivalents at Beginning of Period . . . . .     7,260         8,664
Cash and Cash Equivalents at End of Period . . . . . . . . $   9,618     $ 103,138

Supplemental Disclosure:
  Cash paid (received) for interest net of capitalized amounts was $17,490,000 and $11,902,000 and for income taxes was $1,325,000 and $(506,000) in 1997 and 1996, respectively. Noncash acquisitions under capital leases were $6,170,000 and $2,699,000 in 1997 and 1996, respectively.

See Notes to Consolidated Financial Statements.

            APPALACHIAN POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997
                           (UNAUDITED)

1. GENERAL

      The accompanying unaudited consolidated financial statements should be read in conjunction with the 1996 Annual
   Report as incorporated in and filed with the Form 10-K.

2. FINANCING ACTIVITIES

      In February 1997, the Company issued $48 million of 6.35%
   First Mortgage Bonds due in 2000 and in March 1997 $90 million of 8% Series Junior Subordinated Deferrable Interest
   Debentures due in 2027.

      In March 1997, the Company redeemed $56 million of first mortgage bonds with interest rates of 8.75% and 9.35%. As part of a tender offer, the following number of shares of Cumulative Preferred Stock were reacquired and retired at the prices listed plus an amount equal to accrued dividends:

                     Number           Price            Total
                   of Shares        Paid Per       Reacquisition
    Series          Retired           Share             Price
                                                   (in thousands)

    4-1/2%           99,563          $ 69.02          $ 6,872
    5.90%           422,900           103.17           43,631
    5.92%           538,500           103.20           55,573
    6.85%           215,500           107.26           23,114
    7.80%            22,500           105.50            2,374

3. CONTINGENCIES

      As discussed in Note 9, "Federal Income Taxes" of the Notes to Consolidated Financial Statements in the 1996 Annual Report, the Internal Revenue Service agents auditing the federal income tax returns for the years 1991 through 1993 requested a ruling from their National Office that certain interest deductions relating to corporate owned life insurance (COLI) claimed by the Company for 1991 through 1993 should not be allowed. The COLI program was established in 1990 as part of the Company's strategy to fund and reduce the cost of medical benefits for retired employees. AEP filed a brief with the IRS National Office refuting the agents' position. Although no adjustments have been proposed, a disallowance of the COLI interest deductions through March 31, 1997 would reduce earnings by approximately $65 million (including interest). Management believes it will ultimately prevail on this issue and will vigorously contest any adjustments that may be assessed.

      The Company continues to be involved in certain other matters discussed in its 1996 Annual Report.

            APPALACHIAN POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION

            FIRST QUARTER 1997 vs. FIRST QUARTER 1996
RESULTS OF OPERATIONS
   Net income decreased $19 million or 34% as a result of milder winter weather.  Income statement line items which changed
significantly were:
                                              Increase (Decrease)
                                              (in millions)   %

   Operating Revenues. . . . . . . . . .        $(24.5)      (6)
   Fuel Expense. . . . . . . . . . . . .           5.3        6
   Purchased Power Expense . . . . . . .          (5.6)      (6)
   Federal Income Taxes. . . . . . . . .          (5.8)     (22)

   Both retail and wholesale revenues declined. The reduction in retail revenues resulted from the milder winter weather which decreased sales to weather-sensitive residential and commercial customers by 14% and 5%, respectively. Revenues from wholesale customers decreased 6% while wholesale sales increased 2%. The decrease in revenues largely resulted from a decrease in the average price per kilowatt sold. While sales to unaffiliated utilties declined 15%, coal conversion service sales and related transmission services more than doubled. Coal conversion service sales are from the conversion of customers' coal to electricity.
The substantial increase in coal conversion service reflects the utilization of this service as customers obtained low cost spot market coal. The reduction in sales to unaffiliated utilities resulted from the effects of milder winter weather and the competitive nature of the wholesale power markets.
   Fuel expense increased primarily due to the operation of the West Virginia power supply cost recovery mechanism as over-collections of fuel cost were deferred in accordance with a rate order.
   Purchased power expense declined as lower demand led to reduced purchases of energy from the AEP System Power Pool (Power
Pool), partly offset by an increase in Power Pool capacity charges. An increase in the Company's prior twelve-month peak demand relative to the total peak demand of all Power Pool members caused the increase in Power Pool capacity charges.

   The decrease in federal income tax expense attributable to operations was primarily due to a decrease in pre-tax operating income offset in part by changes in certain book/tax differences accounted for on a flow-through basis for rate-making purposes.
FINANCIAL CONDITION
   Total plant and property additions including capital leases for the first three months of 1997 were $45 million.
   In February 1997, the Company issued $48 million of 6.35%
First Mortgage Bonds due in 2000 and in March 1997 $90 million of 8% Junior Subordinated Deferrable Interest Debentures due in
2027. In March 1997, the Company redeemed $56 million of first mortgage bonds with interest rates of 8.75% and 9.35%. Short-term debt increased by $16 million during the quarter.
   As part of a January 1997 tender offer for all of the Company's outstanding preferred stock that was announced in conjunction with a special meeting of shareholders, 1,298,963 shares of $100 stated value preferred stocks were reacquired.
The total cost of the stock reacquisition was $134 million. At the special meeting of shareholders held on February 28, 1997, the Company's articles of incorporation were amended to remove certain capitalization ratio requirements which restricted the Company's ability to issue debt. As a result unsecured borrowings are now limited only by the Public Utility Holding
Company Act of 1935 and the Virginia State Corporation Commission with the current limitation set at $250 million for unsecured short-term borrowings. In April 1997, all remaining shares of the 7.80% Series of Preferred Stock were reacquired for $50 million.

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                                                     Three Months Ended
                                                                          March 31,
                                                                    1997           1996
                                                                       (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . .    $265,007       $271,040

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . . . .      44,800         47,506
  Purchased Power. . . . . . . . . . . . . . . . . . . . . . .      38,515         43,469
  Other Operation. . . . . . . . . . . . . . . . . . . . . . .      42,130         44,164
  Maintenance. . . . . . . . . . . . . . . . . . . . . . . . .      13,324         13,923
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . .      22,447         21,791
  Amortization of Zimmer Plant Phase-in Costs. . . . . . . . .       8,407          8,448
  Taxes Other Than Federal Income Taxes. . . . . . . . . . . .      29,969         28,107
  Federal Income Taxes . . . . . . . . . . . . . . . . . . . .      17,985         15,206

         TOTAL OPERATING EXPENSES. . . . . . . . . . . . . . .     217,577        222,614

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . .      47,430         48,426

NONOPERATING INCOME (LOSS) . . . . . . . . . . . . . . . . . .       1,036         (2,905)

INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . . . .      48,466         45,521

INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . . . .      19,142         20,395

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .      29,324         25,126

PREFERRED STOCK DIVIDEND REQUIREMENTS. . . . . . . . . . . . .       1,493          1,670

EARNINGS APPLICABLE TO COMMON STOCK. . . . . . . . . . . . . .    $ 27,831       $ 23,456

               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)
                                                                    Three Months Ended
                                                                         March 31,
                                                                     1997          1996
                                                                       (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . .    $ 99,582       $74,320

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .      29,324        25,126

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . . . . . . . . . . . . .      19,671        18,969
    Cumulative Preferred Stock . . . . . . . . . . . . . . . .         437         1,422
  Capital Stock Expense. . . . . . . . . . . . . . . . . . . .          71            71

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . . . .    $108,727       $78,984

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                            March 31,     December 31,
                                                              1997            1996
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $1,505,580      $1,503,371
  Transmission . . . . . . . . . . . . . . . . . . . .        322,115         326,247
  Distribution . . . . . . . . . . . . . . . . . . . .        898,195         885,267
  General. . . . . . . . . . . . . . . . . . . . . . .        134,104         130,946
  Construction Work in Progress. . . . . . . . . . . .         58,658          54,062
          Total Electric Utility Plant . . . . . . . .      2,918,652       2,899,893
  Accumulated Depreciation . . . . . . . . . . . . . .      1,036,138       1,016,909

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      1,882,514       1,882,984



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         23,900          24,069



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         12,783           9,134
  Accounts Receivable (net). . . . . . . . . . . . . .         95,646          63,003
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         19,160          18,278
  Materials and Supplies . . . . . . . . . . . . . . .         23,929          23,999
  Accrued Utility Revenues . . . . . . . . . . . . . .         42,658          31,826
  Prepayments. . . . . . . . . . . . . . . . . . . . .         25,723          32,330

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        219,899         178,570



REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        371,991         385,689


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         54,000          70,274


            TOTAL. . . . . . . . . . . . . . . . . . .     $2,552,304      $2,541,586

See Notes to Consolidated Financial Statements.
/TABLE

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          March 31,       December 31,
                                                            1997              1996
                                                                (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  24,000,000 Shares
    Outstanding - 16,410,426 Shares. . . . . . . . . .   $   41,026        $   41,026
  Paid-in Capital. . . . . . . . . . . . . . . . . . .      571,826           574,709
  Retained Earnings. . . . . . . . . . . . . . . . . .      108,727            99,582
          Total Common Shareholder's Equity. . . . . .      721,579           715,317
  Cumulative Preferred Stock - Subject to
    Mandatory Redemption . . . . . . . . . . . . . . .       25,000            25,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .      864,498           882,641

          TOTAL CAPITALIZATION . . . . . . . . . . . .    1,611,077         1,622,958


OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .       42,203            40,068


CURRENT LIABILITIES:
  Preferred Stock Due Within One Year. . . . . . . . .         -               50,000
  Long-term Debt Due Within One Year . . . . . . . . .       71,640            14,640
  Short-term Debt. . . . . . . . . . . . . . . . . . .       99,217            51,800
  Accounts Payable . . . . . . . . . . . . . . . . . .       34,864            54,828
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .      117,903           129,429
  Interest Accrued . . . . . . . . . . . . . . . . . .       26,296            13,605
  Other. . . . . . . . . . . . . . . . . . . . . . . .       26,309            32,314

          TOTAL CURRENT LIABILITIES. . . . . . . . . .      376,229           346,616

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .      438,853           441,477

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       56,201            57,101

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .       27,741            33,366

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . .   $2,552,304        $2,541,586

See Notes to Consolidated Financial Statements.
/TABLE

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                Three Months Ended
                                                                     March 31,
                                                                1997          1996
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 29,324      $ 25,126
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    22,506        21,697
    Deferred Federal Income Taxes. . . . . . . . . . . . . .       632        (1,988)
    Deferred Investment Tax Credits. . . . . . . . . . . . .      (900)         (912)
    Deferred Fuel Costs (net). . . . . . . . . . . . . . . .    (5,391)         (838)
    Amortization of Zimmer Plant Operating
      Expenses and Carrying Charges. . . . . . . . . . . . .     8,349         7,776
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .   (32,643)         (765)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .      (812)        3,524
    Accrued Utility Revenues . . . . . . . . . . . . . . . .   (10,832)        8,688
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .     6,607        (9,125)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .   (19,964)      (12,308)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   (11,526)      (10,244)
    Interest Accrued . . . . . . . . . . . . . . . . . . . .    12,691        12,708
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    12,979        15,741
        Net Cash Flows From Operating Activities . . . . . .    11,020        59,080

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (20,302)      (15,127)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .       986           955
        Net Cash Flows Used For Investing Activities . . . .   (19,316)      (14,172)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    38,574          -
  Change in Short-term Debt (net). . . . . . . . . . . . . .    47,417       (16,050)
  Retirement of Cumulative Preferred Stock . . . . . . . . .   (52,953)       (7,500)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (19,671)      (18,969)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (1,422)       (1,600)
        Net Cash Flows From (Used For) Financing Activities.    11,945       (44,119)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .     3,649           789
Cash and Cash Equivalents at Beginning of Period . . . . . .     9,134        10,577
Cash and Cash Equivalents at End of Period . . . . . . . . .  $ 12,783      $ 11,366

Supplemental Disclosure:
  Cash paid  (received) for interest net  of capitalized amounts  was $5,453,000 and
  $6,717,000  and for  income taxes  was $89,000 and $(2,110,000)  in 1997 and 1996,
  respectively.   Noncash  acquisitions  under  capital  leases were  $2,942,000 and
  $1,723,000 in 1997 and 1996, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1997
                                (UNAUDITED)

1. GENERAL

      The accompanying unaudited consolidated financial statements should be read in conjunction with the 1996 Annual Report as incorporated in and filed with the Form 10-K.

2. FINANCING ACTIVITIES

      Termination of Sales of Receivables Agreement - In January 1997, the Company terminated an agreement under which $50 million of undivided interests in designated pools of accounts receivable and accrued utility revenues were sold with limited recourse.

      In March 1997 the Company redeemed the entire 500,000 shares outstanding of its 7-7/8% Series of Cumulative Preferred Stock, par value $100, at the regular redemption price of $105.25 per share and issued $40 million of 7.92% Junior Subordinated Deferrable Interest Debentures due in 2027.

3. CONTINGENCIES

      As discussed in Note 8, "Federal Income Taxes" of the Notes to Consolidated Financial Statements in the 1996 Annual Report, the Internal Revenue Service agents auditing the federal income tax returns for the years 1991 through 1993 requested a ruling from their National Office that certain interest deductions relating to corporate owned life insurance (COLI) claimed by the Company for 1991 through 1993 should not be allowed. The COLI program was established in 1990 as part of the Company's strategy to fund and reduce the cost of medical benefits for retired employees. AEP filed a brief with the IRS National Office refuting the agents' position. Although no adjustments have been proposed, a disallowance of the COLI interest deductions through March 31, 1997 would reduce earnings by approximately $35 million (including interest). Management believes it will ultimately prevail on this issue and will vigorously contest any adjustments that may be assessed.

      The Company continues to be involved in other matters discussed in its 1996 Annual Report.

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
         MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                 FIRST QUARTER 1997 vs. FIRST QUARTER 1996

   Net income increased $4.2 million or 17% in the first quarter of 1997 mainly due to an increase in nonoperating income and decreased interest charges. Nonoperating income increased primarily due to the effect of losses recorded in the first quarter of 1996 for certain demand side management program deferrals and for environmental clean-up costs.
Interest charges declined reflecting the retirement and partial replacement of high cost long-term debt with lower cost short-term debt. A 2% decrease in operating expenses was more than offset by a 2% decline in operating revenues which caused operating income to decline slightly in the first quarter of 1997.
   Both retail and wholesale revenues declined.  The 2% reduction in retail revenues resulted from milder winter weather and reduced fuel clause revenues. Retail sales to weather-sensitive residential customers decreased 5%. The decrease in fuel clause revenues did not affect net income since it corresponds to changes in fuel expense.
   Revenues from wholesale customers decreased 3% while wholesale sales increased 10%. The decrease in revenues largely resulted from a decrease in the average price per kilowatt sold. While sales to unaffiliated utilities declined 19%, coal conversion service sales and related transmission service revenues more than doubled. Coal conversion service sales are from the conversion of customers' coal to electricity. The substantial increase in revenues from this new service reflects the cost effectiveness of this service to customers who can obtain low cost spot market coal. The reduction in sales to unaffiliated utilities resulted from the effects of milder winter weather and the competitive nature of the wholesale power markets.
   Income statement lines which changed significantly were as follows:
                                            Increase (Decrease)
                                            (in millions)    %

   Fuel Expense . . . . . . . . . . . . . .    $(2.7)       (6)
   Purchased Power Expense. . . . . . . . .     (5.0)      (11)
   Other Operation. . . . . . . . . . . . .     (2.0)       (5)
   Taxes Other Than Federal Income Taxes. .      1.9         7
   Federal Income Taxes . . . . . . . . . .      2.8        18
   Nonoperating Income. . . . . . . . . . .      3.9       N.M.
   Interest Charges . . . . . . . . . . . .     (1.3)       (6)

   N.M. = Not Meaningful

   The decline in fuel expense was due to the operation of the fuel clause adjustment mechanism which caused a deferral of underrecovered fuel expenses this period compared to the accrual of overrecovered fuel expenses last period. This reduction in fuel expense caused by the fuel clause adjustment merchanism was partly offset by the effect of increased generation. The rise in generation during the first quarter of 1997 resulted in reduced energy purchases from the AEP System Power Pool.
   The main reason for the decrease in other operation expense was a gain on the sale of emission allowances.
   The increase in taxes other than federal income taxes was due primarily to increased property taxes, as a result of increases in assessed property values and tax rates, and higher gross receipts taxes, as a result of the effect of a tax credit recorded in 1996 and increased revenues during the assessment period.
   Federal income taxes attributable to operations increased primarily due to an increase in pre-tax operating income and changes in certain book/tax differences accounted for on a flow-through basis for rate-making purposes.
   Nonoperating income increased due to losses recorded in the first quarter of 1996 regarding certain deferred demand side management program costs and clean-up of underground storage tanks at one of the Company's facilities.
   Interest charges declined due to a reduction in the average amount of long-term debt outstanding partially offset by increased interest on short-term debt reflecting an increase in the average balance of short-term debt outstanding.

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                                              Three Months Ended
                                                                   March 31,
                                                             1997             1996
                                                                 (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . $341,313         $329,883

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . .   60,250           60,023
  Purchased Power. . . . . . . . . . . . . . . . . . . . .   35,996           34,663
  Other Operation. . . . . . . . . . . . . . . . . . . . .   78,611           78,810
  Maintenance. . . . . . . . . . . . . . . . . . . . . . .   25,236           26,442
  Depreciation and Amortization. . . . . . . . . . . . . .   35,018           34,892
  Amortization of Rockport Plant Unit 1
    Phase-in Plan Deferrals. . . . . . . . . . . . . . . .    3,911            3,911
  Taxes Other Than Federal Income Taxes. . . . . . . . . .   18,285           19,921
  Federal Income Taxes . . . . . . . . . . . . . . . . . .   24,112           18,203
          TOTAL OPERATING EXPENSES . . . . . . . . . . . .  281,419          276,865
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .   59,894           53,018
NONOPERATING INCOME (LOSS) . . . . . . . . . . . . . . . .      468             (637)
INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . .   60,362           52,381
INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . .   16,103           16,614
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .   44,259           35,767
PREFERRED STOCK DIVIDEND REQUIREMENTS. . . . . . . . . . .    2,108            2,948
EARNINGS APPLICABLE TO COMMON STOCK. . . . . . . . . . . . $ 42,151         $ 32,819

               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)
                                                              Three Months Ended
                                                                   March 31,
                                                             1997             1996
                                                                 (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . . $269,071         $235,107
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .   44,259           35,767

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . . . . . . . . . . .   29,065           28,127
    Cumulative Preferred Stock . . . . . . . . . . . . . .    1,203            2,890
  Capital Stock Expense. . . . . . . . . . . . . . . . . .      905               58

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . . $282,157         $239,799

The common stock of the Company is wholly owned by American Electric Power Company, Inc.
See Notes to Consolidated Financial Statements.
/TABLE

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                            March 31,     December 31,
                                                              1997            1996
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $2,521,750      $2,525,969
  Transmission . . . . . . . . . . . . . . . . . . . .        879,878         881,407
  Distribution . . . . . . . . . . . . . . . . . . . .        700,627         696,069
  General (including nuclear fuel) . . . . . . . . . .        206,527         189,619
  Construction Work in Progress. . . . . . . . . . . .         95,209          84,605
          Total Electric Utility Plant . . . . . . . .      4,403,991       4,377,669
  Accumulated Depreciation and Amortization. . . . . .      1,889,534       1,861,893

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,514,457       2,515,776



NUCLEAR DECOMMISSIONING AND SPENT NUCLEAR FUEL
  DISPOSAL TRUST FUNDS . . . . . . . . . . . . . . . .        509,946         490,778


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        149,944         154,265




CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          8,700           8,233
  Accounts Receivable. . . . . . . . . . . . . . . . .        125,468         125,822
  Allowance for Uncollectible Accounts . . . . . . . .         (1,481)           (156)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         16,129          23,977
  Materials and Supplies . . . . . . . . . . . . . . .         75,809          77,074
  Accrued Utility Revenues . . . . . . . . . . . . . .         34,292          38,295
  Prepayments. . . . . . . . . . . . . . . . . . . . .         16,760          10,271

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        275,677         283,516



REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        426,005         421,692



DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         40,559          31,457



            TOTAL. . . . . . . . . . . . . . . . . . .     $3,916,588      $3,897,484

See Notes to Consolidated Financial Statements.
/TABLE

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          March 31,       December 31,
                                                            1997              1996
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  2,500,000 Shares
    Outstanding - 1,400,000 Shares . . . . . . . . . .   $   56,584        $   56,584
  Paid-in Capital. . . . . . . . . . . . . . . . . . .      732,372           731,272
  Retained Earnings. . . . . . . . . . . . . . . . . .      282,157           269,071
          Total Common Shareholder's Equity. . . . . .    1,071,113         1,056,927
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .        9,499            21,977
    Subject to Mandatory Redemption. . . . . . . . . .       68,445           135,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .    1,042,289         1,042,104

          TOTAL CAPITALIZATION . . . . . . . . . . . .    2,191,346         2,256,008

OTHER NONCURRENT LIABILITIES:
  Nuclear Decommissioning. . . . . . . . . . . . . . .      330,353           313,845
  Other. . . . . . . . . . . . . . . . . . . . . . . .      196,112           174,903

          TOTAL OTHER NONCURRENT LIABILITIES . . . . .      526,465           488,748

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .       50,000              -
  Short-term Debt. . . . . . . . . . . . . . . . . . .       13,675            43,500
  Accounts Payable . . . . . . . . . . . . . . . . . .       47,134            61,892
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .      100,914            65,400
  Interest Accrued . . . . . . . . . . . . . . . . . .       18,921            15,281
  Rent Accrued - Rockport Plant Unit 2 . . . . . . . .       23,427             4,963
  Obligations Under Capital Leases . . . . . . . . . .       26,513            29,740
  Other. . . . . . . . . . . . . . . . . . . . . . . .       55,515            61,473

          TOTAL CURRENT LIABILITIES. . . . . . . . . .      336,099           282,249

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .      589,300           594,879

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .      144,504           146,473

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . .       95,199            96,125

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .       33,675            33,002

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . .   $3,916,588        $3,897,484

See Notes to Consolidated Financial Statements.
/TABLE

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                               Three Months Ended
                                                                    March 31,
                                                               1997           1996
                                                                 (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $ 44,259       $ 35,767
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .   36,922         36,813
    Amortization of Incremental Nuclear
      Refueling Outage Expenses (net). . . . . . . . . . . .  (10,965)         3,724
    Deferred Federal Income Taxes. . . . . . . . . . . . . .   (2,151)        (6,607)
    Deferred Investment Tax Credits. . . . . . . . . . . . .   (1,969)        (1,982)
    Deferred Property Taxes. . . . . . . . . . . . . . . . .  (11,793)       (12,323)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    1,679         (4,888)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    9,113           (647)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .    4,003         13,825
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .   (6,489)        (7,313)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .  (14,758)       (15,991)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   35,514         29,652
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . . .   18,464         18,464
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    7,797         20,352
        Net Cash Flows From Operating Activities . . . . . .  109,626        108,846

INVESTING ACTIVITIES - Construction Expenditures . . . . . .  (16,800)       (17,961)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .   47,728         38,579
  Retirement of Long-term Debt . . . . . . . . . . . . . . .     -            (6,091)
  Change in Short-term Debt (net). . . . . . . . . . . . . .  (29,825)       (89,975)
  Retirement of Cumulative Preferred Stock . . . . . . . . .  (78,838)          -
  Dividends Paid on Common Stock . . . . . . . . . . . . . .  (29,065)       (28,127)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .   (2,359)        (2,890)
        Net Cash Flows Used For Financing Activities . . . .  (92,359)       (88,504)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .      467          2,381
Cash and Cash Equivalents at Beginning of Period . . . . . .    8,233         13,723
Cash and Cash Equivalents at End of Period . . . . . . . . . $  8,700       $ 16,104

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $11,765,000  and $11,859,000 and for income taxes was $125,000  and $6,817,000 in 1997 and  1996, respectively.
  Noncash acquisitions under capital leases were $34,342,000 and $31,719,000 in 1997 and 1996, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997
                           (UNAUDITED)

1.   GENERAL

     The accompanying unaudited consolidated financial statements should be read in conjunction with the 1996 Annual Report as incorporated in and filed with the Form 10-K.

2.   FINANCING ACTIVITIES

     In February 1997 the Company issued $48 million of 6.40%
First Mortgage Bonds due 2000.

     In March 1997 the Company, as part of a tender offer, reacquired and retired the following number of shares of Cumulative Preferred Stock at the prices listed plus an amount equal to accrued dividends:

                     Number           Price            Total
                   of Shares        Paid Per       Reacquisition
    Series          Retired           Share             Price
                                                   (in thousands)

    4.12%            20,669          $ 64.17          $ 1,326
    4-1/8%           59,325            62.31            3,697
    4.56%            28,525            69.94            1,995
    5.90%           233,000           101.83           23,726
    6-1/4%           97,500           103.79           10,120
    6.30%           217,550           103.71           22,562
    6-7/8%          117,500           106.45           12,508

     The Company called for redemption in May 1997, $50 million of its 8.75% First Mortgage Bonds due 2022. Therefore, the bonds were classified as a current liability on the balance sheet.

3.   CONTINGENCIES

     As discussed in Note 7, "Federal Income Taxes" of the Notes to Consolidated Financial Statements in the 1996 Annual Report, the Internal Revenue Service agents auditing the federal income tax returns for the years 1991 through 1993 requested a ruling from their National Office that certain interest deductions relating to corporate owned life insurance (COLI) claimed by the Company for 1991 through 1993 should not be allowed. The COLI program was established in 1990 as part of the Company's strategy to fund and reduce the cost of medical benefits for retired employees. AEP filed a brief with the IRS National Office refuting the agents' position. Although no adjustments have been proposed, a disallowance of the COLI interest deductions through March 31, 1997 would reduce earnings by approximately $53 million (including interest). Management believes it will ultimately prevail on this issue and will vigorously contest any adjustments that may be assessed.

     The Company continues to be involved in other matters discussed in its 1996 Annual Report.

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION

            FIRST QUARTER 1997 vs. FIRST QUARTER 1996
RESULTS OF OPERATIONS
     Net income increased 24% or $8.5 million due to increased retail revenues and cost reduction efforts.
     Operating revenues increased 3% primarily due to a 3% increase in retail sales partly offset by an 8% decrease in wholesale sales. The increase in retail sales is mainly attributable to increased industrial customer usage. The increase in retail revenues also reflects an increase in fuel clause recoveries. Under the fuel clause recovery mechanism unrecovered fuel costs are deferred in both of the Company's retail jurisdictions and for replacement power costs in the Michigan jurisdiction until approved for billing and recovery.
     Wholesale sales to affiliates decreased this period as a result of Unit 1 of the Cook nuclear plant being removed from service on March 1 for scheduled refueling, inspection and general maintenance.  The reduction in the availability of
nuclear generation resulted in decreased deliveries to the AEP System Power Pool (Power Pool). Partly offsetting this decline in wholesale revenues were additional Power Pool sales to unaffiliated companies for coal conversion service sales and related transmission services. Coal conversion service sales are from the conversion of customers' coal to electricity. The increase in coal conversion service sales reflects acceptance of this new service by customers which allows customers to obtain low cost spot market coal.
     Other income statement line items which changed significantly were:
                                              Increase (Decrease)
                                              (in millions)   %

     Maintenance Expense . . . . . . . . . . .     $(1.2)      (5)
     Taxes Other Than Federal Income Taxes . .      (1.6)      (8)
     Federal Income Taxes. . . . . . . . . . .       5.9       32
     Nonoperating Income . . . . . . . . . . .       1.1      N.M.

     N.M. = Not Meaningful

     The decrease in maintenance expense is the result of cost-cutting measures in transmission and distribution functions.

     The decrease in taxes other than federal income taxes was the result of lower Indiana real and personal property tax accruals.
     Federal income taxes attributable to operations increased due to an increase in pretax operating income and changes in certain book/tax timing differences accounted for on a flow-through basis for rate-making purposes.
     Nonoperating income increased as a result of a loss in 1996 on the sale of a western coal property.
FINANCIAL CONDITION
     Total plant and property additions including capital leases for the period were $52 million. During the first three months of 1997 short-term debt outstanding decreased by $30 million.
     In February 1997, the Company issued $48 million of 6.40% First Mortgage Bonds due 2000.
     As part of a January 1997 tender offer for all of the Company's outstanding preferred stock that was announced in conjunction with a special meeting of shareholders, 774,069 shares of $100 stated value preferred stocks were reacquired.
The total cost of the stock reacquisition was $78 million. At the special meeting of shareholders held on February 28, 1997, the Company's articles of incorporation were amended to remove certain capitalization ratio requirements which restricted the Company's ability to issue unsecured debt. As a result unsecured borrowings are now limited only by the Public Utility Holding Company Act of 1935 with the current limitation set at $175 million for unsecured short-term borrowings.

                      KENTUCKY POWER COMPANY
                       STATEMENTS OF INCOME
                           (UNAUDITED)
                                                        Three Months Ended
                                                             March 31,
                                                        1997           1996
                                                           (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . .  $88,580        $88,589

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . .   19,164         21,680
  Purchased Power. . . . . . . . . . . . . . . . . .   23,230         22,519
  Other Operation. . . . . . . . . . . . . . . . . .   12,009         12,356
  Maintenance. . . . . . . . . . . . . . . . . . . .    5,107          7,720
  Depreciation and Amortization. . . . . . . . . . .    6,540          6,254
  Taxes Other Than Federal Income Taxes. . . . . . .    2,794          2,374
  Federal Income Taxes . . . . . . . . . . . . . . .    4,496          2,528

          TOTAL OPERATING EXPENSES . . . . . . . . .   73,340         75,431

OPERATING INCOME . . . . . . . . . . . . . . . . . .   15,240         13,158

NONOPERATING LOSS. . . . . . . . . . . . . . . . . .     (141)          (334)

INCOME BEFORE INTEREST CHARGES . . . . . . . . . . .   15,099         12,824

INTEREST CHARGES . . . . . . . . . . . . . . . . . .    5,968          6,068

NET INCOME . . . . . . . . . . . . . . . . . . . . .  $ 9,131        $ 6,756

                 STATEMENTS OF RETAINED EARNINGS
                           (UNAUDITED)
                                                        Three Months Ended
                                                             March 31,
                                                        1997           1996
                                                           (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . .  $84,090        $91,381

NET INCOME . . . . . . . . . . . . . . . . . . . . .    9,131          6,756

CASH DIVIDENDS DECLARED. . . . . . . . . . . . . . .    6,690          6,066

BALANCE AT END OF PERIOD . . . . . . . . . . . . . .  $86,531        $92,071

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.
/TABLE

                      KENTUCKY POWER COMPANY
                          BALANCE SHEETS
                           (UNAUDITED)
                                                    March 31,     December 31,
                                                      1997            1996
                                                         (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . .      $240,703        $244,805
  Transmission . . . . . . . . . . . . . . . .       264,638         264,563
  Distribution . . . . . . . . . . . . . . . .       324,569         329,184
  General. . . . . . . . . . . . . . . . . . .        65,124          64,650
  Construction Work in Progress. . . . . . . .        63,652          48,400
          Total Electric Utility Plant . . . .       958,686         951,602
  Accumulated Depreciation and Amortization. .       286,702         286,640

          NET ELECTRIC UTILITY PLANT . . . . .       671,984         664,962


OTHER PROPERTY AND INVESTMENTS . . . . . . . .         6,439           6,452


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . .         3,503           1,106
  Accounts Receivable. . . . . . . . . . . . .        31,686          28,589
  Allowance for Uncollectible Accounts . . . .          (553)           (272)
  Fuel . . . . . . . . . . . . . . . . . . . .         9,997           9,244
  Materials and Supplies . . . . . . . . . . .        13,108          13,175
  Accrued Utility Revenues . . . . . . . . . .         5,073           8,175
  Prepayments. . . . . . . . . . . . . . . . .         1,403           2,011

          TOTAL CURRENT ASSETS . . . . . . . .        64,217          62,028


REGULATORY ASSETS. . . . . . . . . . . . . . .        88,992          88,776


DEFERRED CHARGES . . . . . . . . . . . . . . .        10,783          11,361


            TOTAL. . . . . . . . . . . . . . .      $842,415        $833,579

See Notes to Financial Statements.

                      KENTUCKY POWER COMPANY
                          BALANCE SHEETS
                           (UNAUDITED)
                                                   March 31,     December 31,
                                                     1997            1996
                                                        (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - Par Value $50:
    Authorized -  2,000,000 Shares
    Outstanding - 1,009,000 Shares . . . . . .    $ 50,450         $ 50,450
  Paid-in Capital. . . . . . . . . . . . . . .     108,750          108,750
  Retained Earnings. . . . . . . . . . . . . .      86,531           84,090
          Total Common Shareholder's Equity. .     245,731          243,290
 First Mortgage Bonds. . . . . . . . . . . . .     179,331          179,305
 Notes Payable . . . . . . . . . . . . . . . .      75,000           75,000
 Subordinated Debentures . . . . . . . . . . .      38,903           38,893

          TOTAL CAPITALIZATION . . . . . . . .     538,965          536,488

OTHER NONCURRENT LIABILITIES . . . . . . . . .      20,644           19,467

CURRENT LIABILITIES:
  Short-term Debt. . . . . . . . . . . . . . .      59,150           51,675
  Accounts Payable . . . . . . . . . . . . . .      23,212           31,057
  Customer Deposits. . . . . . . . . . . . . .       3,334            3,409
  Taxes Accrued. . . . . . . . . . . . . . . .       9,387            5,064
  Interest Accrued . . . . . . . . . . . . . .       6,355            5,217
  Other. . . . . . . . . . . . . . . . . . . .      10,181            9,199

          TOTAL CURRENT LIABILITIES. . . . . .     111,619          105,621

DEFERRED INCOME TAXES. . . . . . . . . . . . .     154,160          153,538

DEFERRED INVESTMENT TAX CREDITS. . . . . . . .      16,699           17,007

DEFERRED CREDITS . . . . . . . . . . . . . . .         328            1,458

CONTINGENCIES (Note 2)

            TOTAL. . . . . . . . . . . . . . .    $842,415         $833,579

See Notes to Financial Statements.

                      KENTUCKY POWER COMPANY
                     STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                                         Three Months Ended
                                                              March 31,
                                                        1997            1996
                                                           (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . .  $  9,131       $  6,756
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . .     6,543          6,273
    Deferred Federal Income Taxes. . . . . . . . . .       521           (148)
    Deferred Investment Tax Credits. . . . . . . . .      (308)          (311)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . .    (2,816)        (2,212)
    Fuel, Materials and Supplies . . . . . . . . . .      (686)        (2,664)
    Accrued Utility Revenues . . . . . . . . . . . .     3,102          5,184
    Accounts Payable . . . . . . . . . . . . . . . .    (7,845)        (2,102)
    Taxes Accrued. . . . . . . . . . . . . . . . . .     4,323          1,314
  Other (net). . . . . . . . . . . . . . . . . . . .     3,183            506
        Net Cash Flows From Operating Activities . .    15,148         12,596

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . .   (13,536)        (8,614)
  Proceeds from Sales of Property. . . . . . . . . .      -               250
        Net Cash Flows Used For Investing Activities   (13,536)        (8,364)

FINANCING ACTIVITIES:
  Capital Contributions from Parent Company. . . . .      -            10,000
  Change in Short-term Debt (net). . . . . . . . . .     7,475         21,200
  Retirement of Long-term Debt . . . . . . . . . . .      -           (29,436)
  Dividends Paid . . . . . . . . . . . . . . . . . .    (6,690)        (6,066)
        Net Cash Flows From (Used For)
          Financing Activities . . . . . . . . . . .       785         (4,302)

Net Increase (Decrease) in Cash and Cash Equivalents     2,397            (70)
Cash and Cash Equivalents at Beginning of Period . .     1,106          1,031
Cash and Cash Equivalents at End of Period . . . . .  $  3,503       $    961

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $4,755,000 and $6,028,000 in 1997 and 1996, respectively, and for income taxes was $1,152,000 in 1996. Noncash acquisitions under capital leases were $822,000 and $1,054,000 in 1997 and 1996, respectively.

See Notes to Financial Statements.

                      KENTUCKY POWER COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1997
                           (UNAUDITED)
1.   GENERAL

        The accompanying unaudited financial statements should be read in conjunction with the 1996 Annual Report as incorporated in and filed with the Form 10-K.

2.   CONTINGENCIES

        As discussed in Note 7, "Federal Income Taxes" of the Notes to Financial Statements in the 1996 Annual Report, the Internal Revenue Service agents auditing the federal income tax returns for the years 1991 through 1993 requested a ruling from their National Office that certain interest deductions relating to corporate owned life insurance (COLI) claimed by the Company for 1992 and 1993 should not be allowed. The COLI program was established in 1992 as part of the Company's strategy to fund and reduce the cost of medical benefits for retired employees. AEP filed a brief with the IRS National Office refuting the agents' position. Although no adjustments have been proposed, a disallowance of the COLI interest deductions through March 31, 1997 would reduce earnings by approximately $5 million (including interest). Management believes it will ultimately prevail on this issue and will vigorously contest any adjustments that may be assessed.

        The Company continues to be involved in certain other matters discussed in its 1996 Annual Report.

                      KENTUCKY POWER COMPANY
     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

            FIRST QUARTER 1997 vs. FIRST QUARTER 1996

      Although operating revenues remained essentially unchanged, net income increased $2.4 million or 35%. The rise in net income was attributable to a decrease in fuel and maintenance expenses.
     Income statement lines which changed significantly were:
                                              Increase(Decrease)
                                              (in millions)  %

     Fuel Expense. . . . . . . . . . . . . .      $(2.5)   (11.6)
     Maintenance Expense . . . . . . . . . .       (2.6)   (33.8)
     Taxes Other Than Federal Income Taxes .        0.4     17.7
     Federal Income Taxes. . . . . . . . . .        2.0     77.8

     Revenues remained relatively constant as decreased retail revenues were offset by increased wholesale transactions. Residential and commercial revenues declined 11% and 3%, respectively, due to decreased customer usage as a result of
warmer winter weather.   The rise in revenues from wholesale
transactions was due to increased energy sales to the AEP System Power Pool reflecting outages at various affiliated generating plants and increased coal conversion and transmission service revenues.
     The decrease in fuel expense is attributable to a decline in the cost of fuel consumed and the operation of the fuel clause adjustment mechanism. Under the fuel clause adjustment mechanism the Company defers fuel expense to the extent it varies from the allowed fuel rate until reflected in billings to customers in subsequent months. The decrease in maintenance expense reflects a decreased level of scheduled steam plant maintenance at the Company's Big Sandy Plant and reduced overhead distribution line maintenance expenditures.
     Taxes other than federal income taxes increased primarily due to increased state income taxes as a result of an increase in pre-tax operating income.
     The increase in federal income tax expense was primarily due to an increase in pre-tax operating income and the completion of the amortization of deferred federal income taxes in excess of the statutory tax rate as ordered by the Kentucky Public Service Commission.

                    OHIO POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                                                  Three Months Ended
                                                                       March 31,
                                                                   1997        1996
                                                                    (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . . . $484,300    $504,741

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  162,002     178,326
  Purchased Power. . . . . . . . . . . . . . . . . . . . . . . .   16,459      15,065
  Other Operation. . . . . . . . . . . . . . . . . . . . . . . .   82,363      82,891
  Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . .   29,477      29,067
  Depreciation and Amortization. . . . . . . . . . . . . . . . .   34,940      34,274
  Taxes Other Than Federal Income Taxes. . . . . . . . . . . . .   41,913      42,203
  Federal Income Taxes . . . . . . . . . . . . . . . . . . . . .   36,615      35,071
          TOTAL OPERATING EXPENSES . . . . . . . . . . . . . . .  403,769     416,897
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . . .   80,531      87,844
NONOPERATING INCOME. . . . . . . . . . . . . . . . . . . . . . .    4,970       2,134
INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . . . . .   85,501      89,978
INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . . . . .   19,910      23,442
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .   65,591      66,536
PREFERRED STOCK DIVIDEND REQUIREMENTS. . . . . . . . . . . . . .    1,538       2,240
EARNINGS APPLICABLE TO COMMON STOCK. . . . . . . . . . . . . . . $ 64,053    $ 64,296

               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)
                                                                  Three Months Ended
                                                                       March 31,
                                                                   1997        1996
                                                                    (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . $584,015    $518,029

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .   65,591      66,536

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . . . . . . . . . . . . . .   37,562      35,714
    Cumulative Preferred Stock . . . . . . . . . . . . . . . . .    2,089       2,194
  Capital Stock Expense. . . . . . . . . . . . . . . . . . . . .       21          46

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . $609,934    $546,611

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

                    OHIO POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                            March 31,     December 31,
                                                              1997            1996
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $2,565,522      $2,556,507
  Transmission . . . . . . . . . . . . . . . . . . . .        821,723         820,636
  Distribution . . . . . . . . . . . . . . . . . . . .        869,175         872,936
  General (including mining assets). . . . . . . . . .        682,686         680,443
  Construction Work in Progress. . . . . . . . . . . .         80,875          66,099
          Total Electric Utility Plant . . . . . . . .      5,019,981       4,996,621
  Accumulated Depreciation and Amortization. . . . . .      2,255,313       2,216,534

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,764,668       2,780,087



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        105,645         106,485



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         29,528          24,003
  Accounts Receivable. . . . . . . . . . . . . . . . .        218,268         232,734
  Allowance for Uncollectible Accounts . . . . . . . .         (2,081)         (1,433)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .        109,283         113,361
  Materials and Supplies . . . . . . . . . . . . . . .         73,360          75,908
  Accrued Utility Revenues . . . . . . . . . . . . . .         34,903          38,852
  Prepayments. . . . . . . . . . . . . . . . . . . . .         60,466          44,203

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        523,727         527,628


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        537,423         540,123


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .        102,844         137,843


            TOTAL. . . . . . . . . . . . . . . . . . .     $4,034,307      $4,092,166

See Notes to Consolidated Financial Statements.

                    OHIO POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                           March 31,      December 31,
                                                             1997             1996
                                                                (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  40,000,000 Shares
    Outstanding - 27,952,473 Shares. . . . . . . . . .    $  321,201       $  321,201
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       462,285          460,662
  Retained Earnings. . . . . . . . . . . . . . . . . .       609,934          584,015
          Total Common Shareholder's Equity. . . . . .     1,393,420        1,365,878
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .        17,575           38,532
    Subject to Mandatory Redemption. . . . . . . . . .        11,850          109,900
  Long-term Debt . . . . . . . . . . . . . . . . . . .       929,067        1,002,436

          TOTAL CAPITALIZATION . . . . . . . . . . . .     2,351,912        2,516,746

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .       249,565          245,032

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .       169,635           67,293
  Short-term Debt. . . . . . . . . . . . . . . . . . .        35,400           41,302
  Accounts Payable . . . . . . . . . . . . . . . . . .        81,269           89,399
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .       170,458          162,798
  Interest Accrued . . . . . . . . . . . . . . . . . .        25,985           18,094
  Obligations Under Capital Leases . . . . . . . . . .        26,648           24,153
  Other. . . . . . . . . . . . . . . . . . . . . . . .        91,278           84,385

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       600,673          487,424

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       729,826          738,626

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        45,463           46,308

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .        56,868           58,030

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . .    $4,034,307       $4,092,166

See Notes to Consolidated Financial Statements.
/TABLE

                    OHIO POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                 Three Months Ended
                                                                      March 31,
                                                                 1997          1996
                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $  65,591      $ 66,536
  Adjustments for Noncash Items:
    Depreciation, Depletion and Amortization . . . . . . . .     43,728        41,119
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     (4,363)          245
    Amortization of Deferred Property Taxes. . . . . . . . .     18,739        19,656
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .     15,114       (17,229)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .      6,626        19,322
    Accrued Utility Revenues . . . . . . . . . . . . . . . .      3,949         5,611
     Prepayments. . . . . . . . . . . . . . . . . . . . . . .    (16,263)      (20,825)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .     (8,130)      (18,089)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .      7,660        (2,565)
    Interest Accrued . . . . . . . . . . . . . . . . . . . .      7,891         9,409
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     24,434        12,701
        Net Cash Flows From Operating Activities . . . . . .    164,976       115,891

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .    (25,701)      (19,903)
  Proceeds from Sale of Property and Other . . . . . . . . .        715         4,177
        Net Cash Flows Used For Investing Activities . . . .    (24,986)      (15,726)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .     48,858          -
  Change in Short-term Debt (net). . . . . . . . . . . . . .     (5,902)       39,001
  Retirement of Cumulative Preferred Stock . . . . . . . . .   (117,601)         -
  Retirement of Long-term Debt . . . . . . . . . . . . . . .    (20,169)      (88,879)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .    (37,562)      (35,714)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .     (2,089)       (2,194)
        Net Cash Flows Used For Financing Activities . . . .   (134,465)      (87,786)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .      5,525        12,379
Cash and Cash Equivalents at Beginning of Period . . . . . .     24,003        44,000
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  29,528      $ 56,379

Supplemental Disclosure:
  Cash paid for interest net of capitalized  amounts was $11,365,000  and $13,325,000 and for income  taxes was  $934,000 and $2,599,000  in 1997 and 1996, respectively.
  Noncash  acquisitions  under  capital  leases  were  $8,023,000  and  $8,933,000 in
  1997 and 1996, respectively.

See Notes to Consolidated Financial Statements.

               OHIO POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997
                           (UNAUDITED)

1.   GENERAL

          The accompanying unaudited consolidated financial statements should be read in conjunction with the 1996
     Annual  Report as incorporated in and filed with the Form
     10-K.

2.   FINANCING ACTIVITY

          The Company issued $50 million of 7.92% Junior Subordinated Deferrable Interest Debentures due 2027 in March 1997. In January 1997 a subsidiary of the Company retired $20 million of long-term debt at maturity. In March 1997 the Company, as part of a tender offer, reacquired and retired the following number of shares of Cumulative Preferred Stock at the prices listed plus an amount equal to accrued dividends:

                     Number           Price            Total
                   of Shares        Paid Per       Reacquisition
    Series          Retired           Share             Price
                                                   (in thousands)

    4.08%            27,182          $ 64.56          $ 1,755
    4-1/2%           97,616            69.02            6,737
    4.20%            28,875            66.46            1,919
    4.40%            55,889            69.62            3,891
    5.90%           321,500           103.09           33,143
    6.02%           364,000           103.71           37,750
    6.35%           295,000           105.14           31,016

          In April 1997, the Company called the entire $50 million outstanding balance of 8.75% Series First Mortgage Bonds due in 2022 for early redemption in June 1997. Consequently the bonds are classified as a current liability on the balance sheet.

3.   CONTINGENCIES

          As discussed in Note 8, "Federal Income Taxes" of the Notes to Consolidated Financial Statements in the 1996 Annual Report, the Internal Revenue Service agents auditing the federal income tax returns for the years 1991 through 1993 requested a ruling from their National Office that certain interest deductions relating to corporate owned life insurance (COLI) claimed by the Company for 1991 through 1993 should not be allowed. The COLI program was established in 1990 as part of the Company's strategy to fund and reduce the cost of medical benefits for retired employees. AEP filed a brief with the IRS National Office refuting the agents' position. Although no adjustments have been proposed, a disallowance of the COLI interest deductions through March 31, 1997 would reduce earnings by approximately $97 million (including interest). Management believes it will ultimately prevail on this issue and will vigorously contest any adjustments that may be assessed.

          The Company continues to be involved in certain other matters discussed in the 1996 Annual Report.

               OHIO POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION

            FIRST QUARTER 1997 vs. FIRST QUARTER 1996

RESULTS OF OPERATIONS
     Net income decreased 1% or $1 million primarily due to a 4% decrease in retail energy sales the effect of which was partially offset by reduced fuel costs and interest charges.
     Income statement lines which changed significantly were:
                                              Increase (Decrease)
                                              (in millions)    %

    Operating Revenues. . . . . . . . . . .      $(20.4)      (4)
    Fuel Expense. . . . . . . . . . . . . .       (16.3)      (9)
    Purchased Power Expense . . . . . . . .         1.4        9
    Interest Charges. . . . . . . . . . . .        (3.5)     (15)

     Both retail and wholesale revenues declined. The reduction in retail revenues resulted from milder weather, a labor strike at a major industrial customer and a reduction in the contract price for the sale of electricity to another major industrial customer. Retail sales to weather-sensitive residential and commercial customers decreased 7% and 2%, respectively, and industrial sales declined 4%.
     Revenues from wholesale customers decreased 7% while wholesale sales increased 1%. The decrease in revenues largely resulted from a decrease in the average price per kilowatt sold. While sales to unaffiliated utilities declined 22%, coal conversion service sales and related transmission service more than doubled. Coal conversion service sales are from the conversion of customers' coal to electricity. The substantial increase in coal conversion service sales reflects the utilization of this service as customers obtained low cost spot market coal. The reduction in sales to unaffiliated utilities resulted from the effects of milder winter weather and the competitive nature of the wholesale power markets.
     The decrease in fuel expense was due to a decline in generation resulting from the reduced demand for energy and the unavailability of certain generating units. Purchased power expense increased due to increased purchases from an unaffiliated utility reflecting favorable prices and outages at the Company's generating units.

     Interest charges decreased due to lower outstanding balances of long-term debt in 1997 reflecting debt retirements in the first half of 1996 and reduced interest accruals on emission allowances.
FINANCIAL CONDITION
     Total plant and property additions including capital leases for the current period were $34 million.
     During the first quarter of 1997, the Company issued $50 million of 7.92% Junior Subordinated Deferrable Interest Debentures due 2027 and a subsidiary of the Company retired $20 million principal amount of long-term debt with an interest rate of 7.19%. Short-term debt decreased by $6 million from the beginning of 1997.
     As part of a January 1997 tender offer for all of the Company's outstanding preferred stock that was announced in conjunction with a special meeting of shareholders, 1,190,062 shares of $100 par value preferred stocks were reacquired. The total cost of the stock reacquisition was $118 million. At the special meeting of shareholders held on February 28, 1997 the Company's articles of incorporation were amended to remove certain capitalization ratio requirements which restricted the Company's ability to issue unsecured debt. As a result unsecured borrowings are now limited only by the Public Utility Holding Company Act of 1935 with the current limitation set at $250 million for unsecured short-term borrowings.
     In April 1997, the Company called the entire $50 million outstanding balance of 8.75% Series First Mortgage Bonds due in 2022 for early redemption in June 1997. Consequently the bonds are classified as a current liability on the balance sheet.

                   PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

Appalachian Power Company ("APCo")

     A special meeting of stockholders was held on February 28, 1997. The holders of shares entitled to vote at the meeting or their proxies cast votes at the meeting with respect to the con-sideration of an amendment to the Restated Articles of Incorpora-tion of APCo to remove a provision of the Articles limiting APCo's ability to issue debt, as indicated below:

                          Cumulative
                          Preferred          Common
                            Stock             Stock

          Votes FOR       1,650,164        13,499,500
          Votes AGAINST      34,012                 0
          Votes ABSTAINED       293                 0

Indiana Michigan Power Company ("I&M")

     A special meeting of stockholders was held on February 28, 1997. The holders of shares entitled to vote at the meeting or their proxies cast votes at the meeting with respect to the con-sideration of an amendment to the Amended Articles of Acceptance of I&M to remove a provision of the Articles limiting I&M's ability to issue unsecured debt, as indicated below:

                          Cumulative
                          Preferred          Common
                            Stock             Stock

          Votes FOR       1,210,512         1,400,000
          Votes AGAINST      93,188                 0
          Votes ABSTAINED     1,146                 0

Ohio Power Company ("OPCo")

     A special meeting of stockholders was held on February 28, 1997. The holders of shares entitled to vote at the meeting or their proxies cast votes at the meeting with respect to the fol-lowing matters, as indicated below:

     1. Consideration of an amendment to the Amended Articles of Incorporation of OPCo to remove a provision of the Articles limiting OPCo's ability to issue unsecured debt:

                          Cumulative
                          Preferred          Common
                            Stock             Stock

          Votes FOR       1,222,428        27,952,473
          Votes AGAINST      60,434                 0
          Votes ABSTAINED     2,530                 0

     2. Consideration of an amendment to the Amended Articles of Incorporation of OPCo to add a provision regarding the scope of the authority of the Board of Directors to pur-chase or otherwise acquire shares of OPCo's cumulative preferred stock.

                          Cumulative
                          Preferred          Common
                            Stock             Stock

          Votes FOR       1,222,428        27,952,473
          Votes AGAINST      60,434                 0
          Votes ABSTAINED     2,530                 0

Item 5.  Other Information.

American Electric Power Company, Inc. ("AEP") and APCo

     Reference is made to page 10 of the Annual Report on Form 10-K for the year ended December 31, 1996 for a discussion of the investigation into electric industry restructuring in West Virginia. On May 8, 1997, after holding a hearing, the Public Service Commission of West Virginia issued an order establishing a Task Force, including AEP among other parties, to study further restructuring issues. The Task Force has been directed to file its final report by October 15, 1997.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     APCo, Columbus Southern Power Company ("CSPCo"), I&M,
     Kentucky Power Company ("KEPCo") and OPCo

          Exhibit 12 - Statement re: Computation of Ratios.

     AEP, AEP Generating Company ("AEGCo"), APCo, CSPCo, I&M,
     KEPCo and OPCo

          Exhibit 27 - Financial Data Schedule.

(b)  Reports on Form 8-K:

    Company Reporting Date of Report    Items Reported

    AEP, APCo, CSPCo, December 23, 1996 Item 5. Other Events
    I&M, KEPCo and OPCo

    AEP               February 24, 1997 Item 5. Other Events

    AEGCo

    No reports on Form 8-K were filed during the quarter ended
    March 31, 1997.

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

                      INDIANA MICHIGAN POWER COMPANY


G.P. Maloney                                         P.J. DeMaria
G.P. Maloney, Vice President                    P.J. DeMaria, Vice President
                                                      and Controller

                          KENTUCKY POWER COMPANY


G.P. Maloney                                         P.J. DeMaria
G.P. Maloney, Vice President                  P.J. DeMaria, Vice President
                                                      and Controller

                            OHIO POWER COMPANY



G.P. Maloney                                        P.J. DeMaria
G.P. Maloney, Vice President               P.J. DeMaria, Vice President
                                                      and Controller
Date:  May 12, 1997