Form 10-Q
period 1997-06-30
COLUMBUS SOUTHERN POWER CO /OH/
filed 1997-08-14
CIK 22198

THE CONSOLIDATED 10-Q FOR AMERICAN ELECTRIC POWER CO., INC. AND
SUBSIDIARIES IS REQUESTED TO INCLUDED AS PART OF THE FILING.

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended JUNE 30, 1997

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

The number of shares outstanding of American Electric Power Company, Inc. Common Stock,
par value $6.50, at July 31, 1997 was 189,188,675.
/TABLE

    AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                               FORM 10-Q

                  For The Quarter Ended June 30, 1997
                                 INDEX
                                                                          Page
Part I.  FINANCIAL INFORMATION
           American Electric Power Company, Inc. and Subsidiary Companies:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . . A-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . A-2 - A-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . A-4
             Notes to Consolidated Financial Statements . . . . . . . . . A-5 - A-7
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . . A-8 - A-11

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

           Appalachian Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . . C-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . C-2 - C-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . C-4
             Notes to Consolidated Financial Statements . . . . . . . . . C-5 - C-7
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . . C-8 - C-11

           Columbus Southern Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . . D-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . D-2 - D-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . D-4
             Notes to Consolidated Financial Statements . . . . . . . . . D-5 - D-6
             Management's Narrative Analysis of Results of Operations . . D-7 - D-9

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

           Kentucky Power Company:
             Statements of Income and Statements of Retained Earnings . . F-1
             Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . F-2 - F-3
             Statements of Cash Flows . . . . . . . . . . . . . . . . . . F-4
             Notes to Financial Statements. . . . . . . . . . . . . . . . F-5 - F-6
             Management's Narrative Analysis of Results of Operations . . F-7 - F-8


                                    AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                                        FORM 10-Q

                                    For The Quarter Ended June 30, 1997

                                          INDEX

                                                                        Page
           Ohio Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . G-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . G-2 - G-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . G-4
             Notes to Consolidated Financial Statements . . . . . . . . G-5 - G-6
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . G-7 - G-10


Part II. OTHER INFORMATION

           Item 4 . . . . . . . . . . . . . . . . . . . . . . . . . . . II-1 - II-3
           Item 5 . . . . . . . . . . . . . . . . . . . . . . . . . . . II-3 - II-5
           Item 6 . . . . . . . . . . . . . . . . . . . . . . . . . . . II-5

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . II-6




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

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except per-share amounts)
                                (UNAUDITED)
                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                              1997        1996        1997        1996
OPERATING REVENUES . . . . . . . . . . . .$1,382,158  $1,400,941  $2,874,227  $2,918,722

OPERATING EXPENSES:
  Fuel and Purchased Power . . . . . . . .   391,878     404,914     826,575     845,891
  Other Operation. . . . . . . . . . . . .   300,305     300,723     602,585     604,431
  Maintenance. . . . . . . . . . . . . . .   124,728     139,043     224,113     244,466
  Depreciation and Amortization. . . . . .   151,549     149,414     303,501     298,528
  Taxes Other Than Federal Income Taxes. .   122,166     120,990     248,780     248,616
  Federal Income Taxes . . . . . . . . . .    70,277      65,232     175,440     164,043
          TOTAL OPERATING EXPENSES . . . . 1,160,903   1,180,316   2,380,994   2,405,975
OPERATING INCOME . . . . . . . . . . . . .   221,255     220,625     493,233     512,747
NONOPERATING INCOME (LOSS) . . . . . . . .     5,686       1,030      10,195         (97)
INCOME BEFORE INTEREST CHARGES AND
 PREFERRED DIVIDENDS . . . . . . . . . . .   226,941     221,655     503,428     512,650
INTEREST CHARGES . . . . . . . . . . . . .   103,651      98,363     197,473     198,388
PREFERRED STOCK DIVIDEND REQUIREMENTS
 OF SUBSIDIARIES . . . . . . . . . . . . .     2,151      10,626      12,255      21,584
NET INCOME . . . . . . . . . . . . . . . .$  121,139  $  112,666  $  293,700  $  292,678
AVERAGE NUMBER OF SHARES OUTSTANDING . . .   188,822     187,104     188,585     186,913
EARNINGS PER SHARE . . . . . . . . . . . .     $0.64       $0.60       $1.56       $1.57
CASH DIVIDENDS PAID PER SHARE. . . . . . .     $0.60       $0.60       $1.20       $1.20



               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                             Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                              1997        1996        1997        1996
                                                           (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . $1,607,776  $1,477,852  $1,547,746  $1,409,645
NET INCOME . . . . . . . . . . . . . . . .    121,139     112,666     293,700     292,678
DEDUCTIONS:
  Cash Dividends Declared. . . . . . . . .    113,227     112,205     226,170     224,188
  Other. . . . . . . . . . . . . . . . . .        649         120         237         (58)

BALANCE AT END OF PERIOD . . . . . . . . . $1,615,039  $1,478,193  $1,615,039  $1,478,193

See Notes to Consolidated Financial Statements.
/TABLE

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                                June 30,     December 31,
                                                                  1997           1996
                                                                    (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . . . .    $ 9,393,950    $ 9,341,849
  Transmission . . . . . . . . . . . . . . . . . . . . . .      3,399,090      3,380,258
  Distribution . . . . . . . . . . . . . . . . . . . . . .      4,498,915      4,402,449
  General (including mining assets and nuclear fuel) . . .      1,516,360      1,491,781
  Construction Work in Progress. . . . . . . . . . . . . .        406,401        353,832
          Total Electric Utility Plant . . . . . . . . . .     19,214,716     18,970,169
  Accumulated Depreciation and Amortization. . . . . . . .      7,745,799      7,549,798

          NET ELECTRIC UTILITY PLANT . . . . . . . . . . .     11,468,917     11,420,371





OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . . . .      1,321,882        892,674





CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . . . .         94,179         57,539
  Accounts Receivable. . . . . . . . . . . . . . . . . . .        565,939        535,024
  Allowance for Uncollectible Accounts . . . . . . . . . .         (7,227)        (3,692)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . .        255,363        235,257
  Materials and Supplies . . . . . . . . . . . . . . . . .        243,827        251,896
  Accrued Utility Revenues . . . . . . . . . . . . . . . .        167,473        174,966
  Prepayments. . . . . . . . . . . . . . . . . . . . . . .        132,196        103,891

          TOTAL CURRENT ASSETS . . . . . . . . . . . . . .      1,451,750      1,354,881



REGULATORY ASSETS. . . . . . . . . . . . . . . . . . . . .      1,850,321      1,889,482



DEFERRED CHARGES . . . . . . . . . . . . . . . . . . . . .        233,948        325,580

            TOTAL. . . . . . . . . . . . . . . . . . . . .    $16,326,818    $15,882,988

See Notes to Consolidated Financial Statements.

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                               June 30,      December 31,
                                                                 1997            1996
                                                                    (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock-Par Value $6.50:
                                1997          1996
    Shares Authorized . . . .300,000,000   300,000,000
    Shares Issued . . . . . .198,188,667   197,234,992
    (8,999,992 shares were held in treasury) . . . . . . .   $ 1,288,226     $ 1,282,027
  Paid-in Capital. . . . . . . . . . . . . . . . . . . . .     1,745,759       1,715,554
  Retained Earnings. . . . . . . . . . . . . . . . . . . .     1,615,039       1,547,746
          Total Common Shareholders' Equity. . . . . . . .     4,649,024       4,545,327
  Cumulative Preferred Stocks of Subsidiaries:
    Not Subject to Mandatory Redemption. . . . . . . . . .        46,869          90,323
    Subject to Mandatory Redemption. . . . . . . . . . . .       127,605         509,900
  Long-term Debt . . . . . . . . . . . . . . . . . . . . .     5,077,757       4,796,768

          TOTAL CAPITALIZATION . . . . . . . . . . . . . .     9,901,255       9,942,318

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . . . .     1,106,210       1,002,208

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . . . .       265,870          86,942
  Short-term Debt. . . . . . . . . . . . . . . . . . . . .       639,400         319,695
  Accounts Payable . . . . . . . . . . . . . . . . . . . .       176,050         206,227
  Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .       372,827         414,173
  Interest Accrued . . . . . . . . . . . . . . . . . . . .        75,171          75,124
  Obligations Under Capital Leases . . . . . . . . . . . .        94,417          89,553
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .       294,536         304,323

          TOTAL CURRENT LIABILITIES. . . . . . . . . . . .     1,918,271       1,496,037

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . .     2,601,701       2,643,143

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . . . .       389,818         401,491

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . . . .       235,959         240,598

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . . . .       173,604         157,193

COMMITMENTS AND CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . . . .   $16,326,818     $15,882,988

See Notes to Consolidated Financial Statements.

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                      Six Months Ended
                                                                          June 30,
                                                                     1997         1996
                                                                       (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 293,700    $ 292,678
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . . . . .   303,318      294,865
    Deferred Federal Income Taxes. . . . . . . . . . . . . . . . .   (17,262)      (9,048)
    Deferred Investment Tax Credits. . . . . . . . . . . . . . . .   (11,673)     (11,760)
    Amortization of Deferred Property Taxes. . . . . . . . . . . .    76,422       74,709
    Amortization of Operating Expenses and
       Carrying Charges (net). . . . . . . . . . . . . . . . . . .    14,317       18,183
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . . . . .   (27,380)     (52,667)
    Fuel, Materials and Supplies . . . . . . . . . . . . . . . . .   (12,037)         622
    Accrued Utility Revenues . . . . . . . . . . . . . . . . . . .     7,493       36,269
    Prepayments. . . . . . . . . . . . . . . . . . . . . . . . . .   (28,305)     (44,902)
    Accounts Payable . . . . . . . . . . . . . . . . . . . . . . .   (30,177)     (42,423)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . . . . .   (41,346)     (49,668)
    Revenue Refunds Accrued. . . . . . . . . . . . . . . . . . . .    (1,606)      26,812
  Other (net). . . . . . . . . . . . . . . . . . . . . . . . . . .    40,956       20,615
        Net Cash Flows From Operating Activities . . . . . . . . .   566,420      554,285

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . . . . .  (331,278)    (215,227)
  Investment in Yorkshire Electricity Group plc. . . . . . . . . .  (357,205)        -
  Proceeds from Sale of Property and Other . . . . . . . . . . . .     4,785        6,670
        Net Cash Flows Used For Investing Activities . . . . . . .  (683,698)    (208,557)

FINANCING ACTIVITIES:
  Issuance of Common Stock . . . . . . . . . . . . . . . . . . . .    39,023       33,121
  Issuance of Long-term Debt . . . . . . . . . . . . . . . . . . .   651,318      309,404
  Change in Short-term Debt (net). . . . . . . . . . . . . . . . .   319,705      161,346
  Retirement of Cumulative Preferred Stock . . . . . . . . . . . .  (433,234)     (38,057)
  Retirement of Long-term Debt . . . . . . . . . . . . . . . . . .  (196,724)    (556,895)
  Dividends Paid on Common Stock . . . . . . . . . . . . . . . . .  (226,170)    (224,188)
        Net Cash Flows From (Used For) Financing Activities. . . .   153,918     (315,269)

Net Increase in Cash and Cash Equivalents. . . . . . . . . . . . .    36,640       30,459
Cash and Cash Equivalents at Beginning of Period . . . . . . . . .    57,539       79,955
Cash and Cash Equivalents at End of Period . . . . . . . . . . . . $  94,179    $ 110,414

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $190,815,000 and $191,603,000 and for income  taxes was  $146,130,000  and  $138,641,000 in 1997  and 1996, respectively.
  Noncash acquisitions under capital leases were $105,663,000 and $83,502,000 in 1997 and
  1996, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

  AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997
                           (UNAUDITED)

1. GENERAL

       The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1996 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform with current-period presentation.

2. FINANCING AND RELATED ACTIVITIES

       During the first six months of 1997, subsidiaries issued
   $655 million principal amount of long-term obligations: three series of first mortgage bonds totaling $144 million at 6.35%, 6.4% and 6.71% all due in 2000; $180 million of junior subordinated deferrable interest debentures at 7.92% and 8% due in 2027; $50 million of financing obligations under a sale-leaseback agreement and other loan agreements of $275 million at 6.06% for an investment in the United Kingdom due in 1999 and $6 million at 12.42% for an investment in China due in 2000.

       The proceeds were used during 1997 to redeem 4,257,490 shares of cumulative preferred stock as detailed in the table below and to retire $196 million principal amount of long-term debt: $156 million of first mortgage bonds with interest rates ranging from 8.75% to 9.35% due in 2021 and 2022; $20 million of variable rate installment purchase contracts due in 2025; and $20 million of term loans with an interest rate of 7.19% at maturity.

                     Number                            Total
                   of Shares                       Reacquisition
    Series          Retired        Price Range          Price
                                                   (in thousands)

    4.08%-4.56%     434,540       $ 61.00-$ 69.94     $ 29,361
    5.90%-5.92%   1,515,900        101.83- 103.20      156,074
    6.02%-6-7/8%  1,307,050        103.71- 107.26      137,071
    7.80%-7-7/8%  1,000,000        105.20- 105.50      105,232
                                                      $427,738

3. YORKSHIRE ACQUISITION

       In April 1997 the Company and Public Service Company of
   Colorado through an equally owned joint venture acquired all of the outstanding shares of Yorkshire Electricity Group plc, an electric distribution company in the United Kingdom. Total consideration paid by the joint venture was approximately $2.4 billion which was financed by a combination of equity and non-recourse debt. The Company uses the equity method of accounting for its investment in Yorkshire Electricity. The investment in the joint venture is included in other property and investments ($361 million) and the earnings ($4.1 million)from the Yorkshire investment are included in nonoperating income.

4. COMMITMENTS AND CONTINGENCIES

   Taxes

       As discussed in Note 3, the Company and Public Service Company of Colorado acquired a United Kingdom distribution company, Yorkshire Electricity Group plc. On July 2, 1997 the United Kingdom's governing Labour Party proposed a budget that includes a windfall profits tax on certain privatized entities. The tax was enacted on July 31, 1997. The windfall profits tax liability for Yorkshire Electricity Group plc is estimated to be 135 million pounds sterling ($222 million) and is payable in two equal installments with the first due in December 1997 and the second installment a year later. AEP's share of the tax is estimated to be $111 million. The effect on after tax net earnings of the windfall profits tax is currently being assessed and will be recorded in the third quarter.

       As discussed in Note 9, "Federal Income Taxes" of the Notes to Consolidated Financial Statements in the 1996 Annual Report, the Internal Revenue Service (IRS) agents auditing the consolidated federal income tax returns for the years 1991 through 1993 requested a ruling from their National Office as to whether certain interest deductions relating to corporate owned life insurance (COLI) should be disallowed. The COLI program was established in 1990 as part of the Company's strategy to fund and reduce the cost of medical benefits for retired employees. The Company filed a brief with the IRS National Office defending the subject deductions. Although no disallowance has been proposed, a disallowance of COLI interest deductions through June 30, 1997 would reduce earnings by approximately $267 million inclusive of interest. Management believes it will ultimately prevail on this issue and will vigorously contest any disallowance that may be proposed.

   Steam Generator Replacement

       The Company has announced plans to replace the four steam generators in the Donald C. Cook Nuclear Plant's Unit 1 in Bridgman, Michigan. The replacement will take place during the regularly scheduled refueling outage in the spring of the year 2000. The unit is expected to be out of service for about 100 days. The cost of similar steam generator replacement projects in the industry have ranged from $150 million to $180 million. Certain construction commitments to produce the steam generator components with long lead time production requirements have been made. The plant's Unit 2 steam generators were replaced in 1988.

   Revised Air Quality Standards

       On July 18, 1997, the United States Environmental Protection Agency published a revised National Ambient Air Quality Standard (NAAQS) for ozone and a new NAAQS for fine particulate matter (less than 2.5 microns in size) in the Federal Register. These standards are expected to result in redesignation of a number of areas of the country currently in attainment to nonattainment which could ultimately dictate more stringent emission restrictions for AEP System generating units.

       The new rules provide that the states must first determine the attainment status of their areas. The states then have three years to submit a compliance plan and up to ten years after designation to come into compliance with the new standards. The compliance deadline could be as late as 2010 for the ozone standard and 2012-2015 for the fine particulate standard.

       Management is reviewing the impact of the new rules, however, we are unable to estimate compliance costs without knowledge of reductions that the states will find necessary to meet the new standards. If such reductions are significant and the Company must bear a significant portion of the cost of compliance in the region or county that is in violation of the revised standards, it would have a material adverse effect on results of operations or possibly financial condition unless such costs are recovered.

   Other

       The Company continues to be involved in certain other matters discussed in the 1996 Annual Report.

  AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION


           SECOND QUARTER 1997 vs. SECOND QUARTER 1996
                               AND
             YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996
RESULTS OF OPERATIONS
   Net income increased 8% or $8.5 million in the second quarter primarily due to reduced operating expenses, increased nonoperating income and the favorable effects of a preferred stock redemption program. For the year-to-date period net income was relatively unchanged as the negative effects of milder weather on revenues were largely offset by the effects of decreased operating expenses, increased nonoperating income and the favorable impact of the preferred stock redemptions.
   Operating revenues decreased in both periods as a result of decreased energy sales to retail customers partly offset by the effect of increased wholesale energy transactions. Retail energy sales decreased 1% in the second quarter and 2% in the year-to-date period reflecting decreased energy sales to residential and commercial customers due to milder weather in 1997.
   Energy sales to wholesale customers were up 13% in the second quarter and 11% in the year-to-date period primarily due to increased coal conversion service sales which are for the conversion of customers' coal to electricity. The substantial increase in coal conversion service sales reflects the cost effectiveness of this service to customers. An increase in transmission and other related services to wholesale customers also contributed to an increase in wholesale revenues.
   Income statement items which changed significantly were:

                                       Increase (Decrease)
                               Second Quarter     Year-To-Date
                              (in millions)  %  (in millions)  %

Fuel and Purchased
 Power Expense . . . . . . . .   $(13.0)    (3)     $(19.3)   (2)
Maintenance Expense. . . . . .    (14.3)   (10)      (20.4)   (8)
Federal Income Taxes . . . . .      5.0      8        11.4     7
Nonoperating Income. . . . . .      4.7    N.M.       10.3   N.M.
Preferred Stock Dividend
 Requirements of Subsidiaries.     (8.5)   (80)       (9.3)  (43)

N.M. = Not Meaningful

   The decrease in operating expenses were mainly due to reductions in fuel, purchased power and maintenance expenses. The decrease in fuel and purchased power expense was mainly due to reduced generation reflecting the weather related decrease in sales to retail customers. Maintenance expense declined due primarily to a decline in storm damage reflecting the milder weather.
   The increase in federal income tax expense attributable to operations was due to changes in certain book/tax timing differences accounted for on a flow-through basis for rate-making and financial reporting purposes, including the effect of recent federal legislation limiting corporate owned life insurance tax deductions.
   Nonoperating income increased in both periods due to the Company's 50% share of earnings from the recently acquired Yorkshire Electricity Group plc of approximately $4.1 million.
Also contributing to the year-to-date increase were the effect of losses recorded in the first quarter of 1996 from certain demand side management program costs and clean-up of underground fuel storage tanks at a subsidiary's facilities.
   Preferred stock dividend requirements of the subsidiaries decreased in both comparative periods reflecting the redemption of over 4 million shares of cumulative preferred stock completed during the first half of 1997 as part of a redemption program. FINANCIAL CONDITION
   Total plant and property additions including capital leases for the first six months were $438 million.
   During the first six months of 1997 subsidiaries issued $655 million principal amount of long-term obligations at interest rates ranging from 6.06% to 12.42%; retired $196 million principal amount of long-term debt with interest rates ranging from 3.45% to 9.35%; redeemed 4,257,490 shares of cumulative preferred stock with rates ranging from 4.08% to 7-7/8% at a total cost of $433 million and increased short-term debt by $320 million.
YORKSHIRE ACQUISITION
   Yorkshire Electricity Group plc, an electric distribution company in the United Kingdom, was acquired by the Company and Public Service Company of Colorado through an equally owned joint venture in April 1997. Total consideration paid by the joint venture was approximately $2.4 billion which was financed by a combination of equity and non-recourse debt. The Company uses the equity method of accounting for its investment in Yorkshire Electricity. The investment in the joint venture is included in other property and investments and the earnings from the Yorkshire investment are included in nonoperating income.

TAXES
   On July 2, 1997 the United Kingdom's governing Labour Party proposed a budget that includes a windfall profits tax on certain privatized entities. The tax was enacted on July 31, 1997. The windfall profits tax liability for Yorkshire Electricity Group plc is estimated to be 135 million pounds sterling ($222 million) and is payable in two equal installments with the first due in December
1997 and the second installment a year later. AEP's share of the tax is estimated to be $111 million. The effect on after tax net earnings of the windfall profits tax is currently being assessed and will be recorded in the third quarter.
STEAM GENERATOR REPLACEMENT
   The Company has announced plans to replace the four steam generators in its Donald C. Cook Nuclear Plant's Unit 1. The replacement will take place during a regularly scheduled refueling outage in the spring of the year 2000. The unit is expected to be out of service for about 100 days. The cost of similar steam generator replacement projects in the industry have ranged from $150 million to $180 million. Certain construction commitments to produce the steam generator components with long lead time production requirements have been made. The plant's Unit 2 steam generators were replaced in 1988.
REVISED AIR QUALITY STANDARDS
   On July 18, 1997, the United States Environmental Protection
Agency published revised a National Ambient Air Quality Standard
(NAAQS) for ozone and a new NAAQS for fine particulate matter (less than 2.5 microns in size) in the Federal Register. These standards are expected to result in redesignation of a number of areas of the country currently in attainment to nonattainment which could ultimately dictate more stringent emission restrictions for AEP
System generating units.
   The new rules provide that the states must first determine the attainment status of their areas. The states then have three years to submit a compliance plan and up to ten years after designation to come into compliance with the new standards. The compliance deadline could be as late as 2010 for the ozone standard and 2012-2015 for the fine particulate standard.

   Management is reviewing the impact of the new rules, however, we are unable to estimate compliance costs without knowledge of reductions that the states will find necessary to meet the new standards. If such reductions are significant and the Company must bear a significant portion of the cost of compliance in the region or county that is in violation of the revised standards, it would have a material adverse effect on results of operations or possibly financial condition unless such costs are recovered.

                                            AEP GENERATING COMPANY
                                            STATEMENTS OF INCOME
                                     (UNAUDITED)
                                           Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                             1997      1996         1997        1996
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . .   $53,433    $55,313     $112,529    $112,797

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .    18,739     21,736       46,089      45,268
  Rent - Rockport Plant Unit 2 . . . . .    17,070     17,071       34,141      34,148
  Other Operation. . . . . . . . . . . .     2,714      2,962        5,844       6,111
  Maintenance. . . . . . . . . . . . . .     5,357      3,883        7,743       7,376
  Depreciation . . . . . . . . . . . . .     5,412      5,413       10,807      10,826
  Taxes Other Than Federal Income Taxes.       850        907        1,729       1,882
  Federal Income Taxes . . . . . . . . .       850        886        1,607       1,937

          TOTAL OPERATING EXPENSES . . .    50,992     52,858      107,960     107,548

OPERATING INCOME . . . . . . . . . . . .     2,441      2,455        4,569       5,249

NONOPERATING INCOME. . . . . . . . . . .       950        834        1,800       1,624

INCOME BEFORE INTEREST CHARGES . . . . .     3,391      3,289        6,369       6,873

INTEREST CHARGES . . . . . . . . . . . .     1,070      1,058        2,011       2,144

NET INCOME . . . . . . . . . . . . . . .   $ 2,321    $ 2,231     $  4,358    $  4,729



                      STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                           Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                             1997      1996         1997        1996
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . .    $2,637    $1,953       $1,886      $1,955

NET INCOME . . . . . . . . . . . . . . .     2,321     2,231        4,358       4,729

CASH DIVIDENDS DECLARED. . . . . . . . .     1,286     2,000        2,572       4,500

BALANCE AT END OF PERIOD . . . . . . . .    $3,672    $2,184       $3,672      $2,184



The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.
/TABLE

                          AEP GENERATING COMPANY
                              BALANCE SHEETS
                                (UNAUDITED)
                                                              June 30,     December 31,
                                                                1997           1996
                                                                   (in thousands)

ASSETS
ELECTRIC UTILITY PLANT:

  Production. . . . . . . . . . . . . . . . . . . . . . . .   $626,769       $627,926
  General . . . . . . . . . . . . . . . . . . . . . . . . .      3,082          2,931
  Construction Work in Progress . . . . . . . . . . . . . .      2,346          1,400

          Total Electric Utility Plant. . . . . . . . . . .    632,197        632,257

  Accumulated Depreciation. . . . . . . . . . . . . . . . .    247,114        238,532


          NET ELECTRIC UTILITY PLANT. . . . . . . . . . . .    385,083        393,725


CURRENT ASSETS:

  Cash and Cash Equivalents . . . . . . . . . . . . . . . .         25            139
  Accounts Receivable . . . . . . . . . . . . . . . . . . .     19,079         18,879
  Fuel. . . . . . . . . . . . . . . . . . . . . . . . . . .     17,200         17,792
  Materials and Supplies. . . . . . . . . . . . . . . . . .      4,178          4,266
  Prepayments . . . . . . . . . . . . . . . . . . . . . . .        607            804


          TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .     41,089         41,880


REGULATORY ASSETS . . . . . . . . . . . . . . . . . . . . .      5,748          5,857


DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . . .      2,986          1,449




            TOTAL . . . . . . . . . . . . . . . . . . . . .   $434,906       $442,911

See Notes to Financial Statements.

                          AEP GENERATING COMPANY
                              BALANCE SHEETS
                                (UNAUDITED)
                                                              June 30,     December 31,
                                                                1997           1996
                                                                   (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - Par Value $1,000:
    Authorized and Outstanding - 1,000 Shares . . . . . . .   $  1,000       $  1,000
  Paid-in Capital . . . . . . . . . . . . . . . . . . . . .     42,235         44,235
  Retained Earnings . . . . . . . . . . . . . . . . . . . .      3,672          1,886
          Total Common Shareholder's Equity . . . . . . . .     46,907         47,121
  Long-term Debt. . . . . . . . . . . . . . . . . . . . . .     69,562         89,554

          TOTAL CAPITALIZATION. . . . . . . . . . . . . . .    116,469        136,675

OTHER NONCURRENT LIABILITIES. . . . . . . . . . . . . . . .      1,463          1,613

CURRENT LIABILITIES:
  Short-term Debt - Notes Payable . . . . . . . . . . . . .     18,800          9,575
  Accounts Payable. . . . . . . . . . . . . . . . . . . . .     15,132          7,510
  Taxes Accrued . . . . . . . . . . . . . . . . . . . . . .      4,108          2,903
  Rent Accrued - Rockport Plant Unit 2. . . . . . . . . . .      4,963          4,963
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .        299          3,932

          TOTAL CURRENT LIABILITIES . . . . . . . . . . . .     43,302         28,883

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2 . . . . . . . . . . . . . . . . . .    141,687        144,472

REGULATORY LIABILITIES:
  Deferred Investment Tax Credits . . . . . . . . . . . . .     71,776         73,460
  Amounts Due to Customers for Income Taxes . . . . . . . .     33,221         33,893
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         88             66

          TOTAL REGULATORY LIABILITIES. . . . . . . . . . .    105,085        107,419

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . .     26,900         23,849

            TOTAL . . . . . . . . . . . . . . . . . . . . .   $434,906       $442,911

See Notes to Financial Statements.
/TABLE

                          AEP GENERATING COMPANY
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                  Six Months Ended
                                                                      June 30,
                                                                1997           1996
                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $  4,358        $ 4,729
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    10,807         10,826
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     2,379          2,434
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (1,684)        (1,687)
    Amortization of Deferred Gain on Sale
      and Leaseback - Rockport Plant Unit 2. . . . . . . . .    (2,785)        (2,786)
    Deferred Property Taxes. . . . . . . . . . . . . . . . .    (1,460)        (1,562)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable. . . . . . . . . . . . . . . . . . .      (200)          (609)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .       680         (1,831)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .     7,622           (584)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .     1,205          3,387
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    (3,914)        (1,616)
        Net Cash Flows From Operating Activities . . . . . .    17,008         10,701

INVESTING ACTIVITIES - Construction Expenditures . . . . . .    (1,765)        (1,251)

FINANCING ACTIVITIES:
  Return of Capital to Parent Company. . . . . . . . . . . .    (2,000)          (500)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (20,010)          -
  Change in Short-term Debt (net). . . . . . . . . . . . . .     9,225         (4,400)
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .    (2,572)        (4,500)
        Net Cash Flows Used For Financing Activities . . . .   (15,357)        (9,400)

Net Increase (Decrease) in Cash and Cash Equivalents . . . .      (114)            50
Cash and Cash Equivalents at Beginning of Period . . . . . .       139             22
Cash and Cash Equivalents at End of Period . . . . . . . . .  $     25        $    72


Supplemental Disclosure:
  Cash  paid (received)  for interest net  of capitalized  amounts was $1,819,000 and
  $2,035,000  and  for income taxes was $(562,000) and $(764,000) in  1997  and 1996, respectively.

See Notes to Financial Statements.

                      AEP GENERATING COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 1997
                           (UNAUDITED)

   GENERAL

       The accompanying unaudited financial statements should be read in conjunction with the 1996 Annual Report as incorporated in and filed with the Form 10-K.

   FINANCING ACTIVITIES

       In June 1997, the Company redeemed $10 million each of the 1995 Series A and 1995 Series B Pollution Control Revenue Bonds due 2025.

                      AEP GENERATING COMPANY
     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

           SECOND QUARTER 1997 vs. SECOND QUARTER 1996
                               AND
             YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996

   Operating revenues are derived from the sale of Rockport Plant energy and capacity to two affiliated companies and one unaffiliated utility pursuant to Federal Energy Regulatory Commission (FERC) approved long-term unit power agreements. The unit power agreements provide for recovery of costs including a FERC approved rate of return on common equity and a return on other capital net of temporary cash investments.
   Net income increased $0.1 million or 4% in the second quarter primarily due to income earned on temporary cash investments. The decrease in net income of $0.4 million or 8% for the year-to-date period is a result of a decrease in the return on common equity due to a return of capital to the parent company, and a decrease in the return on other capital, partially offset by income earned on temporary cash investments and lower financing costs.
   Income statement items which changed significantly were:
                                     Increase (Decrease)
                             Second Quarter      Year-to-Date
                            (in millions)   %  (in millions)   %

Operating Revenues . . . . .    $(1.9)     (3)     $(0.3)    N.M.
Fuel Expense . . . . . . . .     (3.0)    (14)       0.8       2
Other Operation Expense. . .     (0.2)     (8)      (0.3)     (4)
Maintenance Expense. . . . .      1.5      38        0.4       5
Taxes Other Than Federal
  Income Taxes . . . . . . .     (0.1)     (6)      (0.2)     (8)
Federal Income Taxes . . . .      N.M.    N.M.      (0.3)    (17)
Nonoperating Income. . . . .      0.1      14        0.2      11
Interest Charges . . . . . .      N.M.    N.M.      (0.1)     (6)

N.M. = Not Meaningful

   The decrease in operating revenues for the second quarter is primarily attributable to a decrease in recoverable fuel expense. The decrease for the year-to-date period reflects the decreased returns previously mentioned, partially offset by an increase in recoverable operating expenses.
   Fuel expense decreased in the second quarter due to reduced generation as Rockport Plant Unit 1 was out-of-service for general boiler inspection and repair. Although generation decreased, fuel expense increased in the year-to-date period due to an increase in the average cost of coal consumed.
   Other operation expense decreased for both comparative periods as a result of lower general and administrative expenses.
   The general boiler inspection and repair on Rockport Plant Unit 1 accounted for the increased maintenance expense.

   Taxes other than federal income taxes decreased due to a reduction in Indiana property tax expense resulting from decreases in assessed values for personal property and a reduction in the Indiana supplemental net income tax accrual resulting from lower pre-tax book income. Federal income taxes attributable to operations also decreased due to lower pre-tax book income.
   The increases in nonoperating income reflect the effect of higher average balances of temporary cash investments during the current period.
   Year-to-date interest charges declined due to lower average short-term debt balances.

                    APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                           Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                           1997         1996        1997         1996
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . . $373,084     $379,887    $789,534     $820,859

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   89,355       91,907     184,259      181,503
  Purchased Power. . . . . . . . . . . .   75,468       76,510     161,008      167,637
  Other Operation. . . . . . . . . . . .   61,427       61,066     125,267      123,809
  Maintenance. . . . . . . . . . . . . .   29,080       36,225      51,890       59,376
  Depreciation and Amortization. . . . .   34,274       33,168      68,249       66,041
  Taxes Other Than Federal Income Taxes.   29,763       29,014      60,036       60,316
  Federal Income Taxes . . . . . . . . .    8,320        8,778      29,094       35,321
          TOTAL OPERATING EXPENSES . . .  327,687      336,668     679,803      694,003
OPERATING INCOME . . . . . . . . . . . .   45,397       43,219     109,731      126,856
NONOPERATING INCOME (LOSS) . . . . . . .       79          (21)        323          576
INCOME BEFORE INTEREST CHARGES . . . . .   45,476       43,198     110,054      127,432
INTEREST CHARGES . . . . . . . . . . . .   30,098       27,092      58,192       55,702
NET INCOME . . . . . . . . . . . . . . .   15,378       16,106      51,862       71,730
PREFERRED STOCK DIVIDEND REQUIREMENTS. .      680        4,100       5,645        8,201
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 14,698     $ 12,006    $ 46,217     $ 63,529


                   CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                           Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                           1997         1996        1997         1996
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $211,382     $223,469    $208,472     $199,021
NET INCOME . . . . . . . . . . . . . . .   15,378       16,106      51,862       71,730
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   28,609       27,075      57,218       54,150
    Cumulative Preferred Stock . . . . .      573        3,917       2,077        7,834
  Capital Stock Expense. . . . . . . . .      107          184       3,568          368

BALANCE AT END OF PERIOD . . . . . . . . $197,471     $208,399    $197,471     $208,399

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

                    APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                            June 30,      December 31,
                                                              1997            1996
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $1,912,168      $1,883,271
  Transmission . . . . . . . . . . . . . . . . . . . .      1,067,101       1,054,207
  Distribution . . . . . . . . . . . . . . . . . . . .      1,538,707       1,495,445
  General. . . . . . . . . . . . . . . . . . . . . . .        198,763         188,740
  Construction Work in Progress. . . . . . . . . . . .         78,987          95,469
          Total Electric Utility Plant . . . . . . . .      4,795,726       4,717,132
  Accumulated Depreciation and Amortization. . . . . .      1,825,806       1,782,017

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,969,920       2,935,115



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         29,151          29,621



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          8,846           7,260
  Accounts Receivable. . . . . . . . . . . . . . . . .        157,611         160,021
  Allowance for Uncollectible Accounts . . . . . . . .         (2,257)           (687)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         60,031          52,605
  Materials and Supplies . . . . . . . . . . . . . . .         52,940          56,605
  Accrued Utility Revenues . . . . . . . . . . . . . .         32,041          51,843
  Prepayments. . . . . . . . . . . . . . . . . . . . .         14,657          10,797

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        323,869         338,444


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        443,131         451,272


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         41,792          46,285

            TOTAL. . . . . . . . . . . . . . . . . . .     $3,807,863      $3,800,737

See Notes to Consolidated Financial Statements.

                    APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                          June 30,      December 31,
                                                            1997            1996
                                                               (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  30,000,000 Shares
    Outstanding - 13,499,500 Shares. . . . . . . . . .   $  260,458      $  260,458
  Paid-in Capital. . . . . . . . . . . . . . . . . . .      592,815         575,380
  Retained Earnings. . . . . . . . . . . . . . . . . .      197,471         208,472
          Total Common Shareholder's Equity. . . . . .    1,050,744       1,044,310
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .       19,795          29,815
    Subject to Mandatory Redemption. . . . . . . . . .       22,310         190,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .    1,494,041       1,365,834

          TOTAL CAPITALIZATION . . . . . . . . . . . .    2,586,890       2,629,959

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .      127,408         109,203

CURRENT LIABILITIES:
  Short-term Debt. . . . . . . . . . . . . . . . . . .      103,250          60,700
  Accounts Payable . . . . . . . . . . . . . . . . . .       90,277          85,892
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .       53,255          40,935
  Customer Deposits. . . . . . . . . . . . . . . . . .       13,832          13,750
  Interest Accrued . . . . . . . . . . . . . . . . . .       20,530          20,938
  Other. . . . . . . . . . . . . . . . . . . . . . . .       56,278          80,360

          TOTAL CURRENT LIABILITIES. . . . . . . . . .      337,422         302,575

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .      659,893         669,964

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       70,296          72,677

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .       25,954          16,359

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . .   $3,807,863      $3,800,737

See Notes to Consolidated Financial Statements.
/TABLE

                    APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                    Six Months Ended
                                                                        June 30,
                                                                   1997          1996
                                                                     (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . .  $  51,862     $  71,730
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . . .     68,902        66,694
    Deferred Federal Income Taxes. . . . . . . . . . . . . . .     (6,524)        2,030
    Deferred Investment Tax Credits. . . . . . . . . . . . . .     (2,381)       (2,409)
    Deferred Power Supply Costs (net). . . . . . . . . . . . .      9,093         5,006
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . . .      3,980       (37,278)
    Fuel, Materials and Supplies . . . . . . . . . . . . . . .     (3,761)       16,312
    Accrued Utility Revenues . . . . . . . . . . . . . . . . .     19,802        14,095
    Prepayments. . . . . . . . . . . . . . . . . . . . . . . .     (3,860)      (10,792)
    Accounts Payable . . . . . . . . . . . . . . . . . . . . .      4,385           819
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . . .     12,320          (774)
    Revenue Refunds Accrued. . . . . . . . . . . . . . . . . .     (1,606)       26,812
  Other (net). . . . . . . . . . . . . . . . . . . . . . . . .     (4,731)      (15,370)
        Net Cash Flows From Operating Activities . . . . . . .    147,481       136,875

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . . .    (91,759)      (74,210)
  Proceeds from Sale of Property . . . . . . . . . . . . . . .      2,241         1,079
        Net Cash Flows Used For Investing Activities . . . . .    (89,518)      (73,131)

FINANCING ACTIVITIES:
  Capital Contributions from Parent Company. . . . . . . . . .     20,000        25,000
  Issuance of Long-term Debt . . . . . . . . . . . . . . . . .    183,257       200,825
  Change in Short-term Debt (net). . . . . . . . . . . . . . .     42,550       (31,775)
  Retirement of Cumulative Preferred Stock . . . . . . . . . .   (183,842)         -
  Retirement of Long-term Debt . . . . . . . . . . . . . . . .    (56,378)     (189,164)
  Dividends Paid on Common Stock . . . . . . . . . . . . . . .    (57,218)      (54,150)
  Dividends Paid on Cumulative Preferred Stock . . . . . . . .     (4,746)       (7,834)
        Net Cash Flows Used For Financing Activities . . . . .    (56,377)      (57,098)

Net Increase in Cash and Cash Equivalents. . . . . . . . . . .      1,586         6,646
Cash and Cash Equivalents at Beginning of Period . . . . . . .      7,260         8,664
Cash and Cash Equivalents at End of Period . . . . . . . . . .  $   8,846     $  15,310

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $56,791,000 and $51,719,000 and for  income  taxes  was  $24,890,000 and $29,226,000 in  1997 and 1996, respectively.
  Noncash  acquisitions  under  capital  leases were $11,797,000 and $5,584,000 in 1997 and 1996, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

            APPALACHIAN POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997
                           (UNAUDITED)
1. GENERAL

       The accompanying unaudited consolidated financial statements should be read in conjunction with the 1996 Annual
   Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform with current-period presentation.

2. RATE MATTERS

       On June 13, 1997, the Company filed an application with the Virginia State Corporation Commission (Virginia SCC) for approval of an alternative regulatory plan (Plan) and for an increase of $30.5 million in base rates on an annual basis to be effective July 13, 1997. The Company's Plan would institute a moratorium period during which no changes would be made prior to January 1, 2001, from the total rate levels (including the Company's current 1.482 cents/kwh fuel factor) proposed by the Company. The Company's filing includes a proposal to shift revenue among the Company's customer classes with the effect that customer rates could change significantly from year to year. In addition, it includes a sharing of earnings above certain levels between the Company and its customers, and acceleration of the recovery of certain regulatory assets.

       On July 10, 1997, the Virginia SCC issued an order suspending implementation of new rates until November 11, 1997. A public hearing has been scheduled for May 19, 1998 to consider the Company's proposal.

3. FINANCING ACTIVITIES

       During the first six months of 1996, the Company issued two series of first mortgage bonds of $48 million each with rates of 6.35% and 6.71% due in 2000 and $90 million of 8% Series Junior Subordinated Deferrable Interest Debentures due in 2027. In March 1997, the Company redeemed $56 million of first mortgage bonds with interest rates of 8.75% and 9.35%.

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

       In April 1997, the Company redeemed the remaining 477,500 shares of 7.80% Series Cumulative Preferred Stock, par value
   $100, at $105.20 per share.

       In June 1997, the Company received a $20 million cash capital contribution from its parent which was credited to paid-in capital.

4. CONTINGENCIES

   Taxes

       As discussed in Note 9, "Federal Income Taxes" of the Notes to Consolidated Financial Statements in the 1996 Annual Report, the Internal Revenue Service (IRS) agents auditing the AEP System's consolidated federal income tax returns for the years 1991 through 1993 requested a ruling from their National Office as to whether certain interest deductions relating to corporate owned life insurance (COLI) should be disallowed. The COLI program was established in 1990 as part of the Company's strategy to fund and reduce the cost of medical benefits for retired employees. AEP filed a brief with the IRS National Office defending the subject deductions. Although no disallowance has been proposed, a disallowance of the COLI interest deductions through June 30, 1997 would reduce earnings by approximately $67 million inclusive of interest. Management believes it will ultimately prevail on this issue and will vigorously contest any disallowance that may be proposed.

   Revised Air Quality Standards

       On July 18, 1997, the United States Environmental Protection Agency published a revised National Ambient Air Quality Standard (NAAQS) for ozone and a new NAAQS for fine particulate matter (less than 2.5 microns in size) in the Federal Register. These standards are expected to result in redesignation of a number of areas of the country currently in attainment to nonattainment which could ultimately dictate more stringent emission restrictions for AEP System generating units.

       The new rules provide that the states must first determine the attainment status of their areas. The states then have three years to submit a compliance plan and up to ten years after designation to come into compliance with the new standards. The compliance deadline could be as late as 2010 for the ozone standard and 2012-2015 for the fine particulate standard.

       Management is reviewing the impact of the new rules, however, we are unable to estimate compliance costs without knowledge of reductions that the states will find necessary to meet the new standards. If such reductions are significant and the Company must bear a significant portion of the cost of compliance in the region or county that is in violation of the revised standards, it could have a material adverse effect on results of operations or possibly financial condition unless such costs are recovered.

   Other

       The Company continues to be involved in certain other matters discussed in its 1996 Annual Report.

            APPALACHIAN POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

           SECOND QUARTER 1997 vs. SECOND QUARTER 1996
                               AND
             YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996
RESULTS OF OPERATIONS
   Net income declined 5% in the second quarter primarily due to a reduction in operating revenues and increased interest charges reflecting an increase in long-term debt outstanding. For the year-to-date period net income decreased 28% predominantly due to a decline in retail revenues reflecting milder winter weather in 1997.
   Income statement lines which changed significantly were:
                                     Increase (Decrease)
                             Second Quarter       Year-to-Date
                            (in millions)  %   (in millions)   %

Operating Revenues . . . . .    $(6.8)    (2)      $(31.3)    (4)
Fuel Expense . . . . . . . .     (2.6)    (3)         2.8      2
Purchased Power Expense. . .     (1.0)    (1)        (6.6)    (4)
Maintenance Expense. . . . .     (7.1)   (20)        (7.5)   (13)
Federal Income Taxes . . . .     (0.5)    (5)        (6.2)   (18)
Interest Charges . . . . . .      3.0     11          2.5      4

   The reduction in operating revenues was due to declines in both retail and wholesale revenues. Retail revenues declined due to decreased energy demand from weather-sensitive residential and commercial customers of 1% and 4%, respectively, in the second quarter and 9% and 5%, respectively, in the year-to-date period.
Revenues from wholesale customers decreased 4% in the quarter and 5% in the year-to-date period while wholesale sales increased 7% in the quarter and 4% in the year-to-date period. The decreases in wholesale revenues resulted from a decrease in the average price per kilowatthour sold. The increases in wholesale sales resulted from substantial increases in coal conversion services partially offset by decreases of 8% in the second quarter and 11% in the year-to-date period of traditional sales for resale to unaffiliated utilities. Coal conversion service sales are for the conversion of customers' coal to electricity and are priced to exclude customer-provided fuel. Traditional sales for resale are for the sale of electricity generated from the Company's coal and are priced to include the cost of coal. The substantial increase in coal conversion service sales reflects the cost effectiveness of this service to customers. The reduction in traditional sales for resale resulted from the milder winter weather in 1997 and the increasingly competitive nature of the wholesale power markets.

   The decrease in fuel expense in the quarter was due to a decrease in generation. In the year-to-date period fuel expense increased due to the operation of the West Virginia power supply cost recovery mechanism as overcollections of fuel cost were deferred in accordance with a rate order, partly offset by decreased coal-fired generation.
   Purchased power expense declined in the year-to-date period as lower demand led to reduced purchases of energy from the AEP System
Power Pool (Power Pool), partly offset by an increase in Power Pool capacity charges. An increase in the Company's prior twelve-month peak demand relative to the total peak demand of all Power Pool members caused the increase in Power Pool capacity charges.
   Maintenance expense decreased as a result of the effects of the recognition of incremental storm damage expense in accordance with directions of the Virginia State Corporation Commission in the second quarter of 1996 and reduced levels of repairs to distribution facilities in 1997.
   The decrease in federal income tax expense attributable to operations was primarily due to a decrease in pre-tax operating income.
   Interest charges increased primarily as a result of an increase in the balance of long-term debt outstanding issued to finance the reacquisition of preferred stock. A January 1997 tender offer that retired $130 million stated value preferred stock on February 28, 1997 and the subsequent reacquisition of $48 million stated value preferred stock on April 11, 1997 were responsible for a decrease in preferred stock dividend requirements.
FINANCIAL CONDITION
   Total plant and property additions including capital leases for the first six months of 1997 were $104 million.
   The Company issued two series of first mortgage bonds of $48 million each with rates of 6.35% and 6.71% due in 2000. The
Company also issued $90 million of 8% series Junior Subordinated
Deferrable Interest Debentures due in 2027.  In March 1997, the
Company redeemed $56 million of first mortgage bonds with interest rates of 8.75% and 9.35%. Short-term debt increased by $43 million from year-end balances. In June 1997, the Company received a $20 million cash capital contribution from its parent which was credited to paid-in capital.
   As part of the January 1997 tender offer for all of the Company's outstanding preferred stock that was announced in conjunction with a special meeting of shareholders, 1,298,963 shares of $100 stated value preferred stocks were reacquired. The total cost of the stock reacquisition was $134 million. At the special meeting of shareholders held on February 28, 1997, the Company's articles of incorporation were amended to remove certain capitalization ratio requirements which restricted the Company's ability to issue debt. As a result unsecured borrowings are now limited only by the Public Utility Holding Company Act of 1935 and the Virginia State Corporation Commission with the current limitation set at $250 million for unsecured short-term borrowings.
In April 1997, all remaining shares of the 7.80% Series of Preferred Stock were reacquired for $50 million.
REVISED AIR QUALITY STANDARDS
   On July 18, 1997, the United States Environmental Protection
Agency published a revised National Ambient Air Quality Standard
(NAAQS) for ozone and a new NAAQS for fine particulate matter (less than 2.5 microns in size) in the Federal Register. These standards are expected to result in redesignation of a number of areas of the country currently in attainment to nonattainment which could ultimately dictate more stringent emission restrictions for AEP
System generating units.
   The new rules provide that the states must first determine the attainment status of their areas. The states then have three years to submit a compliance plan and up to ten years after designation to come into compliance with the new standards. The compliance deadline could be as late as 2010 for the ozone standard and 2012-2015 for the fine particulate standard.
   Management is reviewing the impact of the new rules, however, we are unable to estimate compliance costs without knowledge of the cost of reductions that the states will find necessary to meet the new standards. If such reductions are significant and the Company must bear a significant portion of the cost of compliance in the region or county that is in violation of the revised standards, it could have a material adverse effect on results of operations or possibly financial condition unless such costs are recovered.

                 COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                           Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                           1997         1996        1997         1996
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . . $263,263     $269,023    $528,270     $540,063

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   37,129       45,169      81,929       92,675
  Purchased Power. . . . . . . . . . . .   45,319       39,971      83,834       83,440
  Other Operation. . . . . . . . . . . .   43,621       46,844      85,751       91,008
  Maintenance. . . . . . . . . . . . . .   19,743       17,409      33,067       31,332
  Depreciation . . . . . . . . . . . . .   22,572       21,966      45,019       43,757
  Amortization of Zimmer
    Plant Phase-in Costs . . . . . . . .    7,334        7,965      15,741       16,413
  Taxes Other Than Federal Income Taxes.   29,654       28,088      59,623       56,195
  Federal Income Taxes . . . . . . . . .   14,923       14,438      32,908       29,644
          TOTAL OPERATING EXPENSES . . .  220,295      221,850     437,872      444,464
OPERATING INCOME . . . . . . . . . . . .   42,968       47,173      90,398       95,599
NONOPERATING INCOME (LOSS) . . . . . . .      324          385       1,360       (2,520)
INCOME BEFORE INTEREST CHARGES . . . . .   43,292       47,558      91,758       93,079
INTEREST CHARGES . . . . . . . . . . . .   19,862       20,062      39,004       40,457
NET INCOME . . . . . . . . . . . . . . .   23,430       27,496      52,754       52,622
PREFERRED STOCK DIVIDEND REQUIREMENTS. .      533        1,374       1,377        3,044
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 22,897     $ 26,122    $ 51,377     $ 49,578



                   CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                          Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                           1997         1996        1997         1996
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $108,727      $78,984    $ 99,582      $74,320
NET INCOME . . . . . . . . . . . . . . .   23,430       27,496      52,754       52,622
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   19,671       18,969      39,342       37,938
    Cumulative Preferred Stock . . . . .      438        1,422         875        2,844
  Capital Stock Expense. . . . . . . . .       95           70         166          141
BALANCE AT END OF PERIOD . . . . . . . . $111,953      $86,019    $111,953      $86,019
The common stock of the Company is wholly owned by American Electric Power Company, Inc.
See Notes to Consolidated Financial Statements.
/TABLE

                 COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                            June 30,      December 31,
                                                              1997            1996
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $1,509,654      $1,503,371
  Transmission . . . . . . . . . . . . . . . . . . . .        325,986         326,247
  Distribution . . . . . . . . . . . . . . . . . . . .        912,908         885,267
  General. . . . . . . . . . . . . . . . . . . . . . .        134,210         130,946
  Construction Work in Progress. . . . . . . . . . . .         69,557          54,062
          Total Electric Utility Plant . . . . . . . .      2,952,315       2,899,893

  Accumulated Depreciation . . . . . . . . . . . . . .      1,050,976       1,016,909

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      1,901,339       1,882,984


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         23,624          24,069


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         12,844           9,134
  Accounts Receivable (net). . . . . . . . . . . . . .        100,461          63,003
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         23,397          18,278
  Materials and Supplies . . . . . . . . . . . . . . .         22,492          23,999
  Accrued Utility Revenues . . . . . . . . . . . . . .         53,629          31,826
  Prepayments. . . . . . . . . . . . . . . . . . . . .         41,465          32,330

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        254,288         178,570


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        360,449         385,689


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         38,880          70,274



            TOTAL. . . . . . . . . . . . . . . . . . .     $2,578,580      $2,541,586

See Notes to Consolidated Financial Statements.
/TABLE

                 COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                           June 30,      December 31,
                                                             1997            1996
                                                                (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  24,000,000 Shares
    Outstanding - 16,410,426 Shares. . . . . . . . . .    $   41,026       $   41,026
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       571,922          574,709
  Retained Earnings. . . . . . . . . . . . . . . . . .       111,953           99,582
          Total Common Shareholder's Equity. . . . . .       724,901          715,317
  Cumulative Preferred Stock - Subject to
    Mandatory Redemption . . . . . . . . . . . . . . .        25,000           25,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .       839,875          882,641

          TOTAL CAPITALIZATION . . . . . . . . . . . .     1,589,776        1,622,958

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .        41,175           40,068

CURRENT LIABILITIES:
  Preferred Stock Due Within One Year. . . . . . . . .          -              50,000
  Long-term Debt Due Within One Year . . . . . . . . .        96,390           14,640
  Short-term Debt. . . . . . . . . . . . . . . . . . .       136,100           51,800
  Accounts Payable . . . . . . . . . . . . . . . . . .        65,454           54,828
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .        91,476          129,429
  Interest Accrued . . . . . . . . . . . . . . . . . .        13,623           13,605
  Other. . . . . . . . . . . . . . . . . . . . . . . .        32,732           32,314

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       435,775          346,616

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       433,693          441,477

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        55,298           57,101

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .        22,863           33,366

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . .    $2,578,580       $2,541,586

See Notes to Consolidated Financial Statements.

                 COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                 Six Months Ended
                                                                      June 30,
                                                               1997             1996
                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $  52,754       $  52,622
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    45,137          43,571
    Deferred Federal Income Taxes. . . . . . . . . . . . . .    (1,385)         (3,789)
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (1,803)         (1,824)
    Deferred Collection of Fuel Costs (net). . . . . . . . .    (7,315)          2,121
    Amortization of Deferred Property Taxes. . . . . . . . .    32,400          30,446
    Amortization of Zimmer Plant Operating Expenses and
      Carrying Charges . . . . . . . . . . . . . . . . . . .    15,775          15,211
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .   (37,458)          1,186
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    (3,612)          2,475
    Accrued Utility Revenues . . . . . . . . . . . . . . . .   (21,803)           (699)
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .    (9,135)        (10,840)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    10,626          (8,809)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   (37,953)        (29,193)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    (4,084)         (4,853)
        Net Cash Flows From Operating Activities . . . . . .    32,144          87,625

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (58,623)        (38,642)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .     1,470           2,301
        Net Cash Flows Used For Investing Activities . . . .   (57,153)        (36,341)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    38,574            -
  Change in Short-term Debt (net). . . . . . . . . . . . . .    84,300          64,225
  Retirement of Cumulative Preferred Stock . . . . . . . . .   (52,953)         (7,500)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .      -            (68,255)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (39,342)        (37,938)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (1,860)         (3,022)
        Net Cash Flows From (Used For) Financing Activities.    28,719         (52,490)

Net Increase (Decrease) in Cash and Cash Equivalents . . . .     3,710          (1,206)
Cash and Cash Equivalents at Beginning of Period . . . . . .     9,134          10,577
Cash and Cash Equivalents at End of Period . . . . . . . . . $  12,844       $   9,371

Supplemental Disclosure:
  Cash paid  for  interest net of capitalized  amounts was $36,976,000 and $39,244,000 and for income taxes was $26,762,000 and $18,674,000 in 1997 and 1996, respectively.
  Noncash  acquisitions  under  capital  leases were $4,570,000 and $6,941,000 in 1997 and 1996, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

         COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1997
                           (UNAUDITED)

1. GENERAL

       The accompanying unaudited consolidated financial statements should be read in conjunction with the 1996 Annual
   Report as incorporated in and filed with the Form 10-K.

2. FINANCING ACTIVITIES

       In January 1997 the Company terminated an agreement under which $50 million of undivided interests in designated pools of accounts receivable and accrued utility revenues were sold with limited recourse.

       In March 1997 the Company redeemed the entire 500,000 shares outstanding of its 7-7/8% Series of Cumulative Preferred Stock, par value $100, at the regular redemption price of $105.25 per share and issued $40 million of 7.92% Junior
   Subordinated Deferrable Interest Debentures due in 2027.

3. ZIMMER PHASE-IN PLAN

       In June 1997 the Company completed recovery of the Zimmer Plant phase-in plan deferrals and ceased charging a 3.39% temporary surcharge. The temporary surcharge was placed into effect on February 1, 1994 to allow the Company to recover a rate phase-in deferral of $93.9 million. The amount of net phase-in deferrals that were collected through the surcharge was $18.5 million in 1994, $28.5 million in 1995, $31.5 million in 1996 and $15.4 million through June 26, 1997 when the total amount was collected. The completion of the recovery of amounts deferred under the phase-in plan and the cessation of the surcharge will not affect net income since the deferred costs were amortized commensurate with their recovery. For other information regarding the Zimmer rate case refer to the 1996 Annual Report - Notes to Consolidated Financial Statements
   - Note 2.

4. CONTINGENCIES

   Taxes

       As discussed in Note 8, "Federal Income Taxes" of the Notes to Consolidated Financial Statements in the 1996 Annual Report, the Internal Revenue Service (IRS) agents auditing the AEP System's consolidated federal income tax returns for the years 1991 through 1993 requested a ruling from their National Office as to whether certain interest deductions relating to corporate owned life insurance (COLI) should be disallowed. The COLI program was established in 1990 as part of the Company's strategy to fund and reduce the cost of medical benefits for retired employees. AEP filed a brief with the IRS National Office defending the subject deductions. Although no disallowance has been proposed, a disallowance of COLI interest deductions through June 30, 1997 would reduce earnings by approximately $36 million inclusive of interest. Management believes it will ultimately prevail on this issue and will vigorously contest any disallowance that may be proposed.

   Revised Air Quality Standards

       On July 18, 1997, the United States Environmental Protection Agency published a revised National Ambient Air Quality Standard (NAAQS) for ozone and a new NAAQS for fine particulate matter (less than 2.5 microns in size) in the Federal Register. The revised standards are expected to result in redesignation of a number of areas of the country currently in attainment to nonattainment which could ultimately dictate more stringent emission restrictions for AEP System generating units.

       The new rules provide that the states must first determine the attainment status of their areas. The states then have three years to submit a compliance plan and up to ten years after designation to come into compliance with the new standards. The compliance deadline could be as late as 2010 for the ozone standard and 2012-2015 for the fine particulate standard.

       Management is reviewing the impact of the new rules, however, we are unable to estimate compliance costs without knowledge of reductions that the states will find necessary to meet the new standards. If such reductions are significant and the Company must bear a significant portion of the cost of compliance in the region or county that is in violation of the revised standards, it could have a material adverse effect on results of operations or possibly financial condition unless such costs are recovered.

   Other

       The Company continues to be involved in certain other matters discussed in its 1996 Annual Report.

         COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

           SECOND QUARTER 1997 vs. SECOND QUARTER 1996
                               AND
             YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996

     Net income decreased $4.1 million or 15% in the second quarter of 1997 due to decreased sales to residential customers, increased maintenance expense and increased taxes other than federal income taxes. Year-to-date net income increased slightly as the second quarter decline largely offset a first quarter increase that resulted from an increase in nonoperating income and decreased interest charges.
   Operating revenues decreased 2% in both the second quarter and year-to-date periods due predominantly to lower retail fuel clause revenues which decreased due to the amortization of previously overcollected fuel costs and gains from the sale of emission allowances. The Public Utilities Commission of Ohio fuel clause adjustment mechanism requires the recordation of a regulatory liability when fuel is overrecovered. Therefore, the decrease in fuel clause revenues did not affect net income since it was offset by the amortization of a regulatory liability recorded in a prior period. Retail revenues decreased 3% in both periods due to weather-related residential sales decreases which were partly offset by increases in industrial sales.
   Revenues from wholesale customers increased 5% on a 21% increase in sales during the second quarter and increased less than 1% on a 15% sales increase during the year-to-date period. The modest increase in revenues compared to the increases in sales resulted from a decrease in the average price per kilowatthour sold. The increases in wholesale sales resulted from increased coal conversion services which are for the conversion of customers' coal to electricity and are priced to exclude the customer-provided fuel. The substantial increase in conversion service sales reflects the cost effectiveness of this service to customers.

    Income statement lines which changed significantly were as follows:
                                    Increase (Decrease)
                            Second Quarter        Year-to-Date
                          (in millions)   %    (in millions)   %

Fuel Expense. . . . . . . .   $(8.0)    (18)      $(10.7)    (12)
Purchased Power Expense . .     5.3      13          0.4     N.M.
Other Operation Expense . .    (3.2)     (7)        (5.3)     (6)
Maintenance Expense . . . .     2.3      13          1.7       6
Taxes Other Than Federal
 Income Taxes . . . . . . .     1.6       6          3.4       6
Federal Income Taxes. . . .     0.5       3          3.3      11
Nonoperating Income . . . .      -       -           3.9     N.M.

N.M. = Not Meaningful

   The decline in fuel expense was due to decreased generation and the operation of the fuel clause adjustment mechanism which credited fuel expenses in the current period with the amortization of deferred fuel costs recorded as a regulatory liability in the prior period.
   Purchased power expense increased in the second quarter of 1997 due to increased energy charges from the AEP System Power Pool as Conesville Plant Units 5 and 6 were out of service for a major part of the second quarter for maintenance.
   The decline in other operation expense was mainly due to the amortization of deferred gains on the sale of emission allowances, commensurate with recognition as a reduction to customers bills, and a decline in employee pensions and benefits expense.
   Maintenance expense increased during the second quarter of 1997 due to scheduled maintenance of boiler plant at Conesville Units 5 and 6.
   The increase in taxes other than federal income taxes was primarily due to increased property taxes, as a result of increases in assessed property values and tax rates, and higher gross receipts taxes, as a result of the effect of a tax credit recorded in 1996 and increased revenues during the assessment period.
   Federal income taxes attributable to operations increased primarily due to changes in certain book/tax differences accounted for on a flow-through basis for rate-making and financial reporting purposes.
   Nonoperating income in the year-to-date period increased due to the effect of losses recorded in the first quarter of 1996 from certain deferred demand side management program costs and the clean-up of underground fuel storage tanks at one of the Company's facilities.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                          Three Months Ended          Six Months Ended
                                               June 30,                   June 30,
                                           1997        1996           1997        1996
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . . $320,508    $323,494       $661,821    $653,377

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   53,526      56,532        113,776     116,555
  Purchased Power. . . . . . . . . . . .   34,177      34,653         70,173      69,316
  Other Operation. . . . . . . . . . . .   81,300      78,686        159,911     157,496
  Maintenance. . . . . . . . . . . . . .   30,459      30,107         55,695      56,549
  Depreciation and Amortization. . . . .   35,106      35,086         70,124      69,978
  Amortization of Rockport Plant Unit 1
    Phase-in Plan Deferrals. . . . . . .    3,911       3,911          7,822       7,822
  Taxes Other Than Federal Income Taxes.   15,591      18,440         33,876      38,361
  Federal Income Taxes . . . . . . . . .   16,298      15,649         40,410      33,852

          TOTAL OPERATING EXPENSES . . .  270,368     273,064        551,787     549,929

OPERATING INCOME . . . . . . . . . . . .   50,140      50,430        110,034     103,448
NONOPERATING INCOME (LOSS) . . . . . . .      497         272            965        (365)
INCOME BEFORE INTEREST CHARGES . . . . .   50,637      50,702        110,999     103,083
INTEREST CHARGES . . . . . . . . . . . .   16,729      17,195         32,832      33,809
NET INCOME . . . . . . . . . . . . . . .   33,908      33,507         78,167      69,274
PREFERRED STOCK DIVIDEND REQUIREMENTS. .    1,217       2,910          3,325       5,858
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 32,691    $ 30,597       $ 74,842    $ 63,416


                   CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                          Three Months Ended          Six Months Ended
                                               June 30,                   June 30,
                                           1997        1996           1997        1996
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $282,157    $239,799       $269,071    $235,107
NET INCOME . . . . . . . . . . . . . . .   33,908      33,507         78,167      69,274
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   29,065      28,127         58,130      56,254
    Cumulative Preferred Stock . . . . .    1,184       2,359          2,387       5,249
  Capital Stock Expense. . . . . . . . .       33         551            938         609

BALANCE AT END OF PERIOD . . . . . . . . $285,783    $242,269       $285,783    $242,269

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                            June 30,      December 31,
                                                              1997            1996
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $2,531,212      $2,525,969
  Transmission . . . . . . . . . . . . . . . . . . . .        880,822         881,407
  Distribution . . . . . . . . . . . . . . . . . . . .        711,603         696,069
  General (including nuclear fuel) . . . . . . . . . .        208,126         189,619
  Construction Work in Progress. . . . . . . . . . . .         96,942          84,605
          Total Electric Utility Plant . . . . . . . .      4,428,705       4,377,669
  Accumulated Depreciation and Amortization. . . . . .      1,917,166       1,861,893

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,511,539       2,515,776



NUCLEAR DECOMMISSIONING AND SPENT NUCLEAR
  FUEL DISPOSAL TRUST FUNDS. . . . . . . . . . . . . .        522,856         490,778


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        158,869         154,265



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          8,782           8,233
  Accounts Receivable. . . . . . . . . . . . . . . . .        124,234         125,822
  Allowance for Uncollectible Accounts . . . . . . . .         (1,412)           (156)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         26,416          23,977
  Materials and Supplies . . . . . . . . . . . . . . .         75,556          77,074
  Accrued Utility Revenues . . . . . . . . . . . . . .         35,735          38,295
  Prepayments. . . . . . . . . . . . . . . . . . . . .         11,196          10,271

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        280,507         283,516



REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        417,054         421,692



DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         32,186          31,457



            TOTAL. . . . . . . . . . . . . . . . . . .     $3,923,011      $3,897,484

See Notes to Consolidated Financial Statements.
/TABLE

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                           June 30,       December 31,
                                                             1997             1996
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  2,500,000 Shares
    Outstanding - 1,400,000 Shares . . . . . . . . . .    $   56,584       $   56,584
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       732,406          731,272
  Retained Earnings. . . . . . . . . . . . . . . . . .       285,783          269,071
          Total Common Shareholder's Equity. . . . . .     1,074,773        1,056,927
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .         9,499           21,977
    Subject to Mandatory Redemption. . . . . . . . . .        68,445          135,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .     1,009,723        1,042,104

          TOTAL CAPITALIZATION . . . . . . . . . . . .     2,162,440        2,256,008

OTHER NONCURRENT LIABILITIES:
  Nuclear Decommissioning. . . . . . . . . . . . . . .       341,165          313,845
  Other. . . . . . . . . . . . . . . . . . . . . . . .       200,163          174,903

          TOTAL OTHER NONCURRENT LIABILITIES . . . . .       541,328          488,748

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .        35,000             -
  Short-term Debt. . . . . . . . . . . . . . . . . . .       103,925           43,500
  Accounts Payable . . . . . . . . . . . . . . . . . .        41,956           61,892
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .        69,137           65,400
  Interest Accrued . . . . . . . . . . . . . . . . . .        15,714           15,281
  Obligations Under Capital Leases . . . . . . . . . .        35,935           29,740
  Other. . . . . . . . . . . . . . . . . . . . . . . .        62,147           66,436

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       363,814          282,249

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       582,706          594,879

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       142,536          146,473

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . .        94,272           96,125

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .        35,915           33,002

COMMITMENTS AND CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . .    $3,923,011       $3,897,484

See Notes to Consolidated Financial Statements.
/TABLE

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                  Six Months Ended
                                                                      June 30,
                                                                1997            1996
                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $  78,167        $ 69,274
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    73,856          73,820
    Amortization of Rockport Plant Unit 1
      Phase-in Plan Deferrals. . . . . . . . . . . . . . . .     7,822           7,822
    Deferral of Incremental Nuclear
      Refueling Outage Expenses (net). . . . . . . . . . . .    (9,281)         (4,850)
    Deferred Federal Income Taxes. . . . . . . . . . . . . .    (5,770)         (7,712)
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (3,937)         (3,963)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .     2,844          (9,172)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .      (921)         (2,596)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     2,560          11,403
    Accounts Payable . . . . . . . . . . . . . . . . . . . .   (19,936)         (9,679)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .     3,737           2,486
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    12,224           5,306
        Net Cash Flows From Operating Activities . . . . . .   141,365         132,139

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (59,723)        (37,128)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .     1,284             853
        Net Cash Flows Used For Investing Activities . . . .   (58,439)        (36,275)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    47,728          38,579
  Change in Short-term Debt (net). . . . . . . . . . . . . .    60,425          (3,250)
  Retirement of Cumulative Preferred Stock . . . . . . . . .   (78,838)        (30,555)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (50,000)        (46,091)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (58,130)        (56,254)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (3,562)         (5,780)
        Net Cash Flows Used For Financing Activities . . . .   (82,377)       (103,351)

Net Increase (Decrease) in Cash and Cash Equivalents.  . . .       549          (7,487)
Cash and Cash Equivalents at Beginning of Period . . . . . .     8,233          13,723
Cash and Cash Equivalents at End of Period . . . . . . . . . $   8,782       $   6,236

Supplemental Disclosure:
  Cash paid for interest  net of capitalized  amounts was  $31,019,000 and $32,516,000 and for income taxes was $39,784,000 and $44,183,000 in 1997 and 1996, respectively.
  Noncash acquisitions  under capital  leases were $50,684,000 and $42,290,000 in 1997 and 1996, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1997
                           (UNAUDITED)

1. GENERAL

       The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1996 Annual Report as incorporated in and filed with the Form 10-K.

2. FINANCING ACTIVITIES

       In February 1997, the Company issued $48 million of 6.40%
   First Mortgage Bonds due 2000. In May 1997, the Company redeemed $50 million of 8.75% First Mortgage Bonds due 2022.

       In March 1997, the Company, as part of a tender offer, reacquired and retired the following number of shares of Cumulative Preferred Stock at the prices listed plus an amount equal to accrued dividends:

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

3. COMMITMENTS AND CONTINGENCIES

   Steam Generator Replacement

       The Company has announced plans to replace the four steam generators in its Donald C. Cook Nuclear Plant's Unit 1. The replacement will take place during a regularly scheduled refueling outage in the spring of the year 2000. The unit is expected to be out of service for about 100 days. The cost of similar steam generator replacement projects in the industry have ranged from $150 million to $180 million. Certain construction commitments to produce the steam generator components with long lead time production requirements have been made. The plant's Unit 2 steam generators were replaced in 1988.

   Taxes

       As discussed in Note 7, "Federal Income Taxes" of the Notes to Consolidated Financial Statements in the 1996 Annual Report, the Internal Revenue Service (IRS) agents auditing the AEP System's consolidated federal income tax returns for the years 1991 through 1993 requested a ruling from their National Office as to whether certain interest deductions relating to corporate owned life insurance (COLI) claimed on Federal income tax returns should be disallowed. The COLI program was established in 1990 as part of the Company's strategy to fund and reduce the cost of medical benefits for retired employees. AEP filed a brief with the IRS National Office defending the subject deductions. Although no disallowance has been proposed, a disallowance of the COLI interest deductions through June 30, 1997 would reduce earnings by approximately $55 million inclusive of interest. Management believes it will ultimately prevail on this issue and will vigorously contest any disallowance that may be proposed.

   Revised Air Quality Standards

       On July 18, 1997, the United States Environmental Protection Agency published a revised National Ambient Air Quality Standard (NAAQS) for ozone and a new NAAQS for fine particulate matter (less than 2.5 microns in size) in the Federal Register. These standards are expected to result in redesignation of a number of areas of the country currently in attainment to nonattainment which could ultimately dictate more stringent emission restrictions for AEP System generating units.

       The new rules provide that the states must first determine the attainment status of their areas. The states then have three years to submit a compliance plan and up to ten years after designation to come into compliance with the new standards. The compliance deadline could be as late as 2010 for the ozone standard and 2012-2015 for the fine particulate standard.

       Management is reviewing the impact of the new rules, however, we are unable to estimate compliance costs without knowledge of reductions that the states will find necessary to meet the new standards. If such reductions are significant and the Company is to bear a significant portion of the cost of compliance in the region or county that is in violation of the revised standards, it would have a material adverse effect on results of operations or possibly financial condition unless such costs are recovered.

   Other

       The Company continues to be involved in certain other matters discussed in its 1996 Annual Report.

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

           SECOND QUARTER 1997 vs. SECOND QUARTER 1996
                               AND
             YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996

RESULTS OF OPERATIONS
   Net income although relatively unchanged for the second
quarter, increased 13% or $8.9 million for the year-to-date period reflecting an increase in first quarter revenues. Revenues increased 1% or $8.4 million in the year-to-date period due primarily to a 2% increase in retail sales, partly offset by a 2% decline in wholesale sales. The increase in retail sales was largely attributable to increased industrial customer usage.
Retail revenues also increased due to an increase in fuel clause recoveries. Under a fuel clause recovery mechanism unrecovered fuel costs are deferred for future recovery.
   The decline in wholesale sales reflects a decrease in energy deliveries to the AEP System Power Pool (Power Pool) due to planned generating unit outages that reduced the availability of generation. Partly offsetting the decline in wholesale sales were additional Power Pool sales to nonaffiliated companies for coal conversion and transmission services. Coal conversion service sales are for the conversion of customers' coal to electricity.
The increase in coal conversion service sales reflects the cost effectiveness of this service to customers.
   Income statement line items which changed significantly were:
                                   Increase (Decrease)
                            Second Quarter        Year-to-Date
                          (in millions)   %    (in millions)   %

Fuel Expense. . . . . . .     $(3.0)     (5)       $(2.8)     (2)
Other Operation Expense .       2.6       3          2.4       2
Taxes Other Than
 Federal Income Taxes . .      (2.8)    (15)        (4.5)    (12)
Federal Income Taxes. . .       0.6       4          6.6      19
Nonoperating Income . . .       0.2      83          1.3     N.M.

N.M. = Not meaningful

   Fuel expense decreased in both periods due to the reduction in generation caused by the planned generating unit outages. Also contributing to the decrease in the quarter was the use of an increased proportion of lower cost nuclear generation to coal-fired generation reflecting the effects of plant maintenance outages in the second quarter. Nuclear generation was available for a greater portion of the second quarter in 1997 than in 1996 since a refueling and maintenance outage at the Donald C. Cook Nuclear

Plant (Cook Nuclear Plant) Unit 1 was completed earlier in the second quarter of 1997 than a similar refueling and maintenance outage for Cook Nuclear Plant Unit 2 performed in 1996. Also
Rockport Unit 1 and Tanners Creek Unit 4 experienced general boiler and inspection maintenance in the second quarter of 1997 reducing the availability of coal-fired generation when compared with the same period in 1996.
   Other operation expense increased in both periods due to increased administrative and general expenses.
   The decrease in taxes other than federal income taxes in both periods was the result of lower Indiana and Michigan real and personal property tax accruals recorded this year as compared with 1996 due to declines in assessed property values.
   Federal income taxes attributable to operations increased in both periods as a result of an increase in pre-tax operating income and changes in certain book/tax timing differences accounted for on a flow-through basis for rate-making and financial reporting purposes.
   The increase in nonoperating income for the year-to-date period was due to the effect of a loss on the sale of a western coal property in the first quarter of 1996.
FINANCIAL CONDITION
   Total plant and property additions including capital leases for the year-to-date period were $111 million. During the first six months of 1997 short-term debt outstanding increased by $60 million.
   In February 1997, the Company issued $48 million of 6.40% First
Mortage Bonds, due 2000. In May 1997, the Company redeemed $50 million of 8.75% First Mortgage Bonds due 2022.
   As part of a January 1997 tender offer for all of the Company's outstanding preferred stock that was announced in conjunction with a special meeting of shareholders, 774,069 shares of $100 par value preferred stocks were reacquired. The total cost of the stock reacquisition was $78 million. At the special meeting of shareholders held on February 28, 1997, the Company's articles of incorporation were amended to remove certain capitalization ratio requirements which restricted the Company's ability to issue unsecured debt. As a result, unsecured borrowings are now limited only by the Public Utility Holding Company Act of 1935 with the current limitation set at $175 million for unsecured short-term borrowings.
STEAM GENERATOR REPLACEMENT
   The Company has announced plans to replace the four steam generators in its Cook Nuclear Plant's Unit 1. The replacement will take place during a regularly scheduled refueling outage in the spring of the year 2000. The unit is expected to be out of service for about 100 days. The costs of similar steam generator replacement projects in the industry have ranged from $150 million to $180 million. Certain construction commitments to produce the steam generator components with long lead time production requirements have been made. The plant's Unit 2 steam generators were replaced in 1988.
REVISED AIR QUALITY STANDARDS
   On July 18, 1997, the United States Environmental Protection
Agency published a revised National Ambient Air Quality Standard
(NAAQS) for ozone and a new NAAQS for fine particulate matter (less than 2.5 microns in size) in the Federal Register. These standards are expected to result in redesignation of a number of areas of the country currently in attainment to nonattainment which could ultimately dictate more stringent emission restrictions for AEP
System generating units.
   The new rules provide that the states must first determine the attainment status of their areas. The states then have three years to submit a compliance plan and up to ten years after designation to come into compliance with the new standards. The compliance deadline could be as late as 2010 for the ozone standard and 2012-2015 for the fine particulate standard.
   Management is reviewing the impact of the new rules, however, we are unable to estimate compliance costs without knowledge of reductions that the states will find necessary to meet the new standards. If such reductions are significant and the Company must bear a significant portion of the cost of compliance in the region or county that is in violation of the revised standards, it could have a material adverse effect on results of operations or possibly financial condition unless such costs are recovered.

                              KENTUCKY POWER COMPANY
                               STATEMENTS OF INCOME
                                   (UNAUDITED)
                                           Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                             1997        1996        1997         1996
                                                          (in thousands)
OPERATING REVENUES . . . . . . . . . . . . $78,101     $78,730     $166,681     $167,319

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . .  19,463      20,110       38,627       41,790
  Purchased Power. . . . . . . . . . . . .  21,913      22,102       45,143       44,621
  Other Operation. . . . . . . . . . . . .  11,880      11,974       23,889       24,330
  Maintenance. . . . . . . . . . . . . . .   5,571       7,634       10,678       15,354
  Depreciation and Amortization. . . . . .   6,519       6,267       13,059       12,521
  Taxes Other Than Federal Income Taxes. .   2,045       1,744        4,839        4,118
  Federal Income Taxes . . . . . . . . . .   1,281         598        5,777        3,126

         TOTAL OPERATING EXPENSES. . . . .  68,672      70,429      142,012      145,860

OPERATING INCOME . . . . . . . . . . . . .   9,429       8,301       24,669       21,459

NONOPERATING LOSS. . . . . . . . . . . . .    (148)        (95)        (289)        (429)

INCOME BEFORE INTEREST CHARGES . . . . . .   9,281       8,206       24,380       21,030

INTEREST CHARGES . . . . . . . . . . . . .   6,140       5,837       12,108       11,905

NET INCOME . . . . . . . . . . . . . . . . $ 3,141     $ 2,369     $ 12,272     $  9,125




                         STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                           Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                             1997        1996        1997         1996
                                                          (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . $86,531     $92,071     $ 84,090      $91,381

NET INCOME . . . . . . . . . . . . . . . .   3,141       2,369       12,272        9,125

CASH DIVIDENDS DECLARED. . . . . . . . . .   6,690       6,066       13,380       12,132

BALANCE AT END OF PERIOD . . . . . . . . . $82,982     $88,374     $ 82,982      $88,374



The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.
/TABLE

                              KENTUCKY POWER COMPANY
                                  BALANCE SHEETS
                                   (UNAUDITED)
                                                           June 30,       December 31,
                                                             1997             1996
                                                                (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $241,828         $244,805
  Transmission . . . . . . . . . . . . . . . . . . . .      264,425          264,563
  Distribution . . . . . . . . . . . . . . . . . . . .      330,282          329,184
  General. . . . . . . . . . . . . . . . . . . . . . .       67,055           64,650
  Construction Work in Progress. . . . . . . . . . . .       67,766           48,400
          Total Electric Utility Plant . . . . . . . .      971,356          951,602
  Accumulated Depreciation and Amortization. . . . . .      290,263          286,640

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      681,093          664,962


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        6,376            6,452


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .        1,278            1,106
  Accounts Receivable. . . . . . . . . . . . . . . . .       27,541           28,589
  Allowance for Uncollectible Accounts . . . . . . . .         (437)            (272)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .       11,519            9,244
  Materials and Supplies . . . . . . . . . . . . . . .       12,877           13,175
  Accrued Utility Revenues . . . . . . . . . . . . . .        6,234            8,175
  Prepayments. . . . . . . . . . . . . . . . . . . . .        2,215            2,011

          TOTAL CURRENT ASSETS . . . . . . . . . . . .       61,227           62,028


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .       88,789           88,776


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .        8,758           11,361


            TOTAL. . . . . . . . . . . . . . . . . . .     $846,243         $833,579

See Notes to Financial Statements.

                              KENTUCKY POWER COMPANY
                                  BALANCE SHEETS
                                   (UNAUDITED)
                                                            June 30,      December 31,
                                                              1997            1996
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - $50 Par Value:
    Authorized -  2,000,000 Shares
    Outstanding - 1,009,000 Shares . . . . . . . . . .      $ 50,450        $ 50,450
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       118,750         108,750
  Retained Earnings. . . . . . . . . . . . . . . . . .        82,982          84,090
          Total Common Shareholder's Equity. . . . . .       252,182         243,290
  First Mortgage Bonds . . . . . . . . . . . . . . . .       179,358         179,305
  Notes Payable. . . . . . . . . . . . . . . . . . . .        75,000          75,000
  Subordinated Debentures. . . . . . . . . . . . . . .        38,913          38,893

          TOTAL CAPITALIZATION . . . . . . . . . . . .       545,453         536,488

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .        21,990          19,467

CURRENT LIABILITIES:
  Short-term Debt. . . . . . . . . . . . . . . . . . .        58,700          51,675
  Accounts Payable . . . . . . . . . . . . . . . . . .        22,167          31,057
  Customer Deposits. . . . . . . . . . . . . . . . . .         3,387           3,409
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .         6,803           5,064
  Interest Accrued . . . . . . . . . . . . . . . . . .         5,113           5,217
  Other. . . . . . . . . . . . . . . . . . . . . . . .        11,427           9,199

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       107,597         105,621

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       154,087         153,538

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        16,391          17,007

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .           725           1,458

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . .      $846,243        $833,579

See Notes to Financial Statements.

                              KENTUCKY POWER COMPANY
                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                 Six Months Ended
                                                                     June 30,
                                                                1997          1996
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 12,272      $  9,125
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    13,065        12,557
    Deferred Federal Income Taxes. . . . . . . . . . . . . .       347           415
    Deferred Investment Tax Credits. . . . . . . . . . . . .      (616)         (622)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .     1,213            60
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    (1,977)       (5,129)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     1,941         7,247
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (8,890)       (5,091)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .     1,739        (1,797)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     4,644          (123)
        Net Cash Flows From Operating Activities . . . . . .    23,738        16,642

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (27,211)      (18,181)
  Proceeds from Sales of Property. . . . . . . . . . . . . .      -              250
        Net Cash Flows Used For Investing Activities . . . .   (27,211)      (17,931)

FINANCING ACTIVITIES:
  Capital Contributions from Parent Company. . . . . . . . .    10,000        10,000
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .      -           50,000
  Change in Short-term Debt (net). . . . . . . . . . . . . .     7,025        29,975
  Retirement of Long-term Debt . . . . . . . . . . . . . . .      -          (74,738)
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .   (13,380)      (12,132)
        Net Cash Flows From Financing Activities . . . . . .     3,645         3,105

Net Increase in Cash and Cash Equivalents. . . . . . . . . .       172         1,816
Cash and Cash Equivalents at Beginning of Period . . . . . .     1,106         1,031
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  1,278      $  2,847

Supplemental Disclosure:
  Cash paid for interest  net of capitalized amounts was $12,046,000 and $12,114,000 and for income taxes was $4,395,000 and $4,505,000 in 1997 and 1996, respectively.
  Noncash acquisitions  under capital leases were $3,571,000 and  $2,831,000 in 1997 and 1996, respectively.

See Notes to Financial Statements.

                      KENTUCKY POWER COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1997
                           (UNAUDITED)

1. GENERAL

       The accompanying unaudited financial statements should be read in conjunction with the 1996 Annual Report as incorporated in and filed with the Form 10-K.

2. FINANCING ACTIVITIES

       The Company received from its parent a cash capital contribution of $10 million in June 1997 which was credited to paid-in capital.

3. RATE MATTERS

       In a May 27, 1997 order the Kentucky Public Service Commission (KPSC) approved the Company's request for a monthly surcharge to recover environmental compliance costs. The surcharge was applied to bills rendered on and after July 7, 1997. However, as part of the May 27, 1997 order the KPSC directed the Company to refund to ratepayers $2.3 million ($1.5 million after tax) of emission allowance sale proceeds (received in 1996), as a reduction of the first twelve months of environmental surcharge revenues. Management believes the KPSC's May 27, 1997 order unlawfully requires the Company to refund the allowance sale proceeds and intends to pursue a favorable resolution of this matter through the appeals process. The Company believes, based on the advice of counsel, that it is probable it will prevail on the appeal. It is expected that this matter will be resolved in the fourth quarter of 1997. No provision for loss has been recorded.

4. CONTINGENCIES

   Taxes

       As discussed in Note 7, "Federal Income Taxes" of the Notes to Financial Statements in the 1996 Annual Report, the Internal Revenue Service (IRS) agents auditing the AEP System's consolidated federal income tax returns for the years 1991 through 1993 requested a ruling from their National Office as to whether certain interest deductions relating to corporate owned life insurance (COLI) claimed by the Company for 1992 and 1993 should be disallowed. The COLI program was established in 1992 as part of the Company's strategy to fund and reduce the cost of medical benefits for retired employees. AEP filed a brief with the IRS National Office defending the subject deductions. Although no disallowance has been proposed, a disallowance of COLI interest deductions through June 30, 1997 would reduce earnings by approximately $6 million inclusive of interest. Management believes it will ultimately prevail on this issue and will vigorously contest any disallowance that may be proposed.

   Revised Air Quality Standards

       On July 18, 1997, the United States Environmental Protection Agency published a revised National Ambient Air Quality Standard (NAAQS) for ozone and a new NAAQS for fine particulate matter (less than 2.5 microns in size) in the Federal Register. These standards are expected to result in redesignation of a number of areas of the country currently in attainment to nonattainment which could ultimately dictate more stringent emission restrictions for AEP System generating units.

       The new rules provide that the states must first determine the attainment status of their areas. The states then have three years to submit a compliance plan and up to ten years after designation to come into compliance with the new standards. The compliance deadline could be as late as 2010 for the ozone standard and 2012-2015 for the fine particulate standard.

       Management is reviewing the impact of the new rules, however, we are unable to estimate compliance costs without knowledge of reductions that the states will find necessary to meet the new standards. If such reductions are significant and the Company must bear a significant portion of the cost of compliance in the region or county that is in violation of the revised standards, it could have a material adverse effect on results of operations or possibly financial condition unless such costs are recovered.

   Other

       The Company continues to be involved in certain other matters discussed in its 1996 Annual Report.

                      KENTUCKY POWER COMPANY
     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

           SECOND QUARTER 1997 vs. SECOND QUARTER 1996
                               AND
             YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996

   Although revenues decreased $0.6 million in both the second quarter and year-to-date periods, net income increased 33% or $0.8 million for the quarter and 34% or $3.1 million for the year-to-date period. The increase in net income for both periods was mainly attributable to decreased maintenance expense.
   Operating revenues decreased in the second quarter due to
decreased wholesale energy sales to the AEP System Power Pool
(Power Pool) partly offset by increased retail energy sales.
Milder weather in 1997 compared with unseasonably warm temperatures in 1996 accounted for the decrease in sales to the Power Pool.
Energy sales to retail customers increased mainly due to increased industrial customer usage.
   Year-to-date operating revenues decreased as a result of
decreased energy sales to retail customers offset in part by an increase in wholesale revenues.  Residential and commercial energy sales declined, due to decreased customer usage as a result of warmer winter weather, more than offsetting an increase in sales to industrial customers. Wholesale revenues rose mainly due to an increase in coal conversion services and transmission services.
Coal conversion services are for the conversion of customers' coal to electricity.  The substantial increase in coal conversion service sales reflects the cost effectiveness of this service to customers.
   Other income statement items which changed significantly were:
                                      Increase(Decrease)
                               Second Quarter     Year-to-Date
                             (in millions)   %  (in millions)  %

Fuel Expense . . . . . . . .     $(0.6)     (3)    $(3.2)     (8)
Maintenance Expense. . . . .      (2.1)    (27)     (4.7)    (30)
Taxes Other Than Federal
 Income Taxes. . . . . . . .       0.3      17       0.7      18
Federal Income Taxes . . . .       0.7     114       2.7      85

   Fuel expense decreased as a result of a decline in fuel consumed, due to increased plant efficiency and decreased generation. The significant decrease in maintenance expense reflects the effects of scheduled steam plant maintenance work in 1996 at the Company's Big Sandy Plant Unit 2 and reduced overhead distribution line maintenance expenditures in 1997.

   Taxes other than federal income taxes increased primarily due to increased state income taxes as a result of an increase in pre-tax operating income.
   The increase in federal income tax expense attributable to operations in both periods was primarily due to increases in pre-tax operating income, changes in certain book/tax differences accounted for on a flow-through basis for rate-making and financial reporting purposes and in the year-to-date period the completion of the amortization of deferred federal income taxes in excess of the statutory tax rate as ordered by the Kentucky Public Service Commission.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                              Three Months Ended        Six Months Ended
                                                   June 30,                 June 30,
                                               1997        1996         1997        1996
                                                             (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . $447,147    $449,383     $931,447    $954,124
OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . .  144,236     144,426      306,238     322,752
  Purchased Power. . . . . . . . . . . . . .   16,009      16,175       32,468      31,240
  Other Operation. . . . . . . . . . . . . .   79,196      78,985      161,559     161,876
  Maintenance. . . . . . . . . . . . . . . .   33,372      42,083       62,849      71,150
  Depreciation and Amortization. . . . . . .   35,088      34,369       70,028      68,643
  Taxes Other Than Federal Income Taxes. . .   41,950      40,532       83,863      82,735
  Federal Income Taxes . . . . . . . . . . .   28,204      25,530       64,819      60,601
          TOTAL OPERATING EXPENSES . . . . .  378,055     382,100      781,824     798,997
OPERATING INCOME . . . . . . . . . . . . . .   69,092      67,283      149,623     155,127
NONOPERATING INCOME. . . . . . . . . . . . .    2,560         128        7,530       2,262
INCOME BEFORE INTEREST CHARGES . . . . . . .   71,652      67,411      157,153     157,389
INTEREST CHARGES . . . . . . . . . . . . . .   21,333      23,462       41,243      46,904
NET INCOME . . . . . . . . . . . . . . . . .   50,319      43,949      115,910     110,485
PREFERRED STOCK DIVIDEND REQUIREMENTS. . . .      370       2,240        1,908       4,480
EARNINGS APPLICABLE TO COMMON STOCK. . . . . $ 49,949    $ 41,709     $114,002    $106,005



                   CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                              Three Months Ended        Six Months Ended
                                                   June 30,                 June 30,
                                               1997        1996         1997        1996
                                                             (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . . $609,934    $546,611     $584,015    $518,029
NET INCOME . . . . . . . . . . . . . . . . .   50,319      43,949      115,910     110,485
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . . . .   86,647      35,714      124,209      71,428
    Cumulative Preferred Stock . . . . . . .      370       2,194        2,459       4,388
  Capital Stock Expense. . . . . . . . . . .     -             47           21          93

BALANCE AT END OF PERIOD . . . . . . . . . . $573,236    $552,605     $573,236    $552,605

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

                       OHIO POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                               June 30,      December 31,
                                                                 1997            1996
                                                                    (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . . . . .  $2,572,319      $2,556,507
  Transmission . . . . . . . . . . . . . . . . . . . . . . .     827,109         820,636
  Distribution . . . . . . . . . . . . . . . . . . . . . . .     880,366         872,936
  General (including mining assets). . . . . . . . . . . . .     680,922         680,443
  Construction Work in Progress. . . . . . . . . . . . . . .      86,244          66,099
          Total Electric Utility Plant . . . . . . . . . . .   5,046,960       4,996,621
  Accumulated Depreciation and Amortization. . . . . . . . .   2,278,774       2,216,534

          NET ELECTRIC UTILITY PLANT . . . . . . . . . . . .   2,768,186       2,780,087



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . . . . .     106,900         106,485



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . . . . .      48,127          24,003
  Accounts Receivable. . . . . . . . . . . . . . . . . . . .     221,694         232,734
  Allowance for Uncollectible Accounts . . . . . . . . . . .      (1,969)         (1,433)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . . .     116,801         113,361
  Materials and Supplies . . . . . . . . . . . . . . . . . .      75,090          75,908
  Accrued Utility Revenues . . . . . . . . . . . . . . . . .      34,572          38,852
  Prepayments. . . . . . . . . . . . . . . . . . . . . . . .      56,511          44,203

          TOTAL CURRENT ASSETS . . . . . . . . . . . . . . .     550,826         527,628



REGULATORY ASSETS. . . . . . . . . . . . . . . . . . . . . .     540,369         540,123


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . . . . .      82,934         137,843


            TOTAL. . . . . . . . . . . . . . . . . . . . . .  $4,049,215      $4,092,166

See Notes to Consolidated Financial Statements.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                June 30,      December 31,
                                                                  1997            1996
                                                                     (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  40,000,000 Shares
    Outstanding - 27,952,473 Shares. . . . . . . . . . . . .   $  321,201      $  321,201
  Paid-in Capital. . . . . . . . . . . . . . . . . . . . . .      462,285         460,662
  Retained Earnings. . . . . . . . . . . . . . . . . . . . .      573,236         584,015
          Total Common Shareholder's Equity. . . . . . . . .    1,356,722       1,365,878
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . . . . .       17,575          38,532
    Subject to Mandatory Redemption. . . . . . . . . . . . .       11,850         109,900
  Long-term Debt . . . . . . . . . . . . . . . . . . . . . .      969,590       1,002,436

          TOTAL CAPITALIZATION . . . . . . . . . . . . . . .    2,355,737       2,516,746

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . . . . .      264,612         245,032

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . . . . .      129,472          67,293
  Short-term Debt. . . . . . . . . . . . . . . . . . . . . .      112,225          41,302
  Accounts Payable . . . . . . . . . . . . . . . . . . . . .       84,261          89,399
  Taxes Accrued. . . . . . . . . . . . . . . . . . . . . . .      143,199         162,798
  Interest Accrued . . . . . . . . . . . . . . . . . . . . .       17,021          18,094
  Obligations Under Capital Leases . . . . . . . . . . . . .       26,788          24,153
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .       88,525          84,385

          TOTAL CURRENT LIABILITIES. . . . . . . . . . . . .      601,491         487,424

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . .      729,157         738,626

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . . . . .       44,619          46,308

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . . . . .       53,599          58,030

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . . . . .   $4,049,215      $4,092,166

See Notes to Consolidated Financial Statements.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                     Six Months Ended
                                                                         June 30,
                                                                    1997          1996
                                                                      (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . $ 115,910     $ 110,485
  Adjustments for Noncash Items:
    Depreciation, Depletion and Amortization . . . . . . . . . .    86,888        82,863
    Deferred Federal Income Taxes. . . . . . . . . . . . . . . .    (1,530)        1,180
    Deferred Fuel Costs (net). . . . . . . . . . . . . . . . . .   (13,695)       (2,368)
    Amortization of Deferred Property Taxes. . . . . . . . . . .    38,193        39,099
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . . . .    11,576         1,009
    Fuel, Materials and Supplies . . . . . . . . . . . . . . . .    (2,622)       (8,691)
    Accrued Utility Revenues . . . . . . . . . . . . . . . . . .     4,280         3,152
    Prepayments. . . . . . . . . . . . . . . . . . . . . . . . .   (12,308)      (16,469)
    Accounts Payable . . . . . . . . . . . . . . . . . . . . . .    (5,138)      (25,365)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . . . .   (19,599)      (23,203)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . . . .    25,521        33,939
        Net Cash Flows From Operating Activities . . . . . . . .   227,476       195,631

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . . . .   (63,411)      (44,831)
  Proceeds from Sale of Property and Other . . . . . . . . . . .     4,784         5,529
        Net Cash Flows Used For Investing Activities . . . . . .   (58,627)      (39,302)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . . . .    98,958          -
  Change in Short-term Debt (net). . . . . . . . . . . . . . . .    70,923       108,521
  Retirement of Cumulative Preferred Stock . . . . . . . . . . .  (117,601)         -
  Retirement of Long-term Debt . . . . . . . . . . . . . . . . .   (70,337)     (158,649)
  Dividends Paid on Common Stock . . . . . . . . . . . . . . . .  (124,209)      (71,428)
  Dividends Paid on Cumulative Preferred Stock . . . . . . . . .    (2,459)       (4,388)
        Net Cash Flows Used For Financing Activities . . . . . .  (144,725)     (125,944)

Net Increase in Cash and Cash Equivalents. . . . . . . . . . . .    24,124        30,385
Cash and Cash Equivalents at Beginning of Period . . . . . . . .    24,003        44,000
Cash and Cash Equivalents at End of Period . . . . . . . . . . . $  48,127     $  74,385

Supplemental Disclosure:
  Cash paid for interest net  of capitalized amounts was $40,976,000 and $46,627,000 and for income  taxes  was  $48,063,000  and  $39,244,000 in  1997 and  1996, respectively.
  Noncash acquisitions under capital leases were $20,299,000 and $14,108,000 in 1997 and
  1996, respectively.

See Notes to Consolidated Financial Statements.

               OHIO POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997
                           (UNAUDITED)

1.      GENERAL

             The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1996 Annual Report as incorporated in and filed with the Form 10-K.

2.      FINANCING ACTIVITY

             During the first half of 1997 the Company issued $50 million of 7.92% Junior Subordinated Deferrable Interest Debentures due 2027 and a coal mining subsidiary received $50 million under a sale-leaseback agreement accounted for as a financing. Under this accounting the assets sold remain on the books and the seller recognizes a financing liability as part of long-term debt. The Company and a subsidiary retired $70 million of long-term debt; $20 million at maturity and $50 million of 8.75% First Mortage Bonds due in 2022 under maintenance provisions at 100%. In March 1997 the Company, as part of a tender offer, reacquired and retired the following number of shares of Cumulative Preferred Stock at the prices listed plus an amount equal to accrued dividends:

                     Number           Price            Total
                   of Shares        Paid Per       Reacquisition
    Series          Retired           Share            Price
                                                   (in thousands)

    4.08%            27,182          $ 64.56          $ 1,755
    4.20%            28,875            66.46            1,919
    4.40%            55,889            69.62            3,891
    4-1/2%           97,616            69.02            6,737
    5.90%           321,500           103.09           33,143
    6.02%           364,000           103.71           37,750
    6.35%           295,000           105.14           31,016

3.      CONTINGENCIES

        Taxes

             As discussed in Note 8, "Federal Income Taxes" of the Notes to Consolidated Financial Statements in the 1996 Annual Report, the Internal Revenue Service (IRS) agents auditing the AEP System's consolidated federal income tax returns for the years 1991 through 1993 requested a ruling from their National Office as to whether certain interest deductions relating to corporate owned life insurance (COLI) should be disallowed. The COLI program was established in 1990 as part of the Company's strategy to fund and reduce the cost of medical benefits for retired employees. AEP filed a brief with the IRS National Office defending the subject deduction. Although no disallowance has been proposed, a disallowance of COLI interest deductions through June 30, 1997 would reduce earnings by approximately $99 million inclusive of interest. Management believes it will ultimately prevail on this issue and will vigorously contest any disallowance that may be proposed.

        Revised Air Quality Standards

             On July 18, 1997, the United States Environmental Protection Agency published a revised National Ambient Air Quality Standard (NAAQS) for ozone and a new NAAQS for fine particulate matter (less than 2.5 microns in size) in the Federal Register. These standards are expected to result in redesignation of a number of areas of the country currently in attainment to nonattainment which could ultimately dictate more stringent emission restrictions for AEP System generating units.

             The new rules provide that the states must first determine the attainment status of their areas. The states then have three years to submit a compliance plan and up to ten years after designation to come into compliance with the new standards. The compliance deadline could be as late as 2010 for the ozone standard and 2012-2015 for the fine particulate standard.

             Management is reviewing the impact of the new rules, however, we are unable to estimate compliance costs without knowledge of reductions that the states will find necessary to meet the new standards. If such reductions are significant and the Company must bear a significant portion of the cost of compliance in the region or county that is in violation of the revised standards, it could have a material adverse effect on results of operations or possibly financial condition unless such costs are recovered.

        Other

             The Company continues to be involved in certain other matters discussed in the 1996 Annual Report.

               OHIO POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

           SECOND QUARTER 1997 vs. SECOND QUARTER 1996
                               AND
             YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996

RESULTS OF OPERATIONS
        Net income increased $6.4 million or 14% in the second quarter and $5.4 million or 5% in the year-to-date period due to reduced maintenance and financing costs and increased nonoperating income.
        Operating revenues decreased in both periods as a result of a 3% reduction in retail energy sales and a reduction in the contract price for the sale of electricity to a major industrial customer. The effects of milder weather and a labor strike at another major industrial customer reduced retail sales.
        Energy sales to wholesale customers were up 31% in the second quarter of 1997 and 14% in the year-to-date period primarily due to an increase in energy supplied to the AEP System Power Pool (Power Pool) and coal conversion services to power marketers. Coal conversion services are for the conversion of customers' coal to electricity. The substantial increase in coal conversion service sales reflects the cost effectiveness of this service to customers. The energy supplied to the Power Pool rose due to the unavailability of an affiliate's nuclear unit.
Although energy sales increased in both periods, wholesale revenues increased only 9% in the quarter and were flat in the year-to-date period reflecting a decrease in the average price per kilowatthour sold. The average price decreased since Power Pool sales are at cost and conversion services are priced to exclude customer-provided fuel.

        Other income statement items which changed significantly
were:
                                     Increase (Decrease)
                             Second Quarter       Year-to-Date
                            (in millions)  %   (in millions)   %

Fuel Expense . . . . . . .      $(0.2)     -      $(16.5)     (5)
Maintenance Expense. . . .       (8.7)   (21)       (8.3)    (12)
Federal Income Taxes . . .        2.7     10         4.2       7
Nonoperating Income. . . .        2.4    N.M.        5.3     233
Interest Charges . . . . .       (2.1)    (9)       (5.7)    (12)

N.M. = Not Meaningful

        The decrease in fuel expense in the year-to-date period was mainly due to a decline in generation resulting from the reduced demand for energy in the first quarter of 1997 reflecting the milder weather and the unavailability of certain of the Company's generating units.
        Maintenance expense decreased in both periods due to a decrease in production plant maintenance work during the second quarter. Both units of the Gavin Plant were out of service for inspection and repairs in the second quarter of 1996 whereas in the second quarter of 1997 these units did not have major outages for maintenance.
        The increase in both periods in federal income tax expense attributable to operations was due to an increase in pre-tax operating income and in the comparative year-to-date period due to changes in certain book/tax differences accounted for on a flow-through basis for rate-making and financial reporting purposes.
        Nonoperating income increased in both periods reflecting the positive effect of a loss recorded in June 1996 on emission allowances. Also contributing to the year-to-date increase was recognition in March 1997 of a gain on the sale of emission allowances.
        A refinancing program reduced outstanding debt and lowered average interest rates resulting in decreased interest charges.
A January 1997 tender offer that retired $119 million par value preferred stock on February 28, 1997 was responsible for a decrease in preferred stock dividend requirements.

FINANCIAL CONDITION
        Total plant and property additions including capital leases for the first six months of 1997 were $84 million.
        During the first six months of 1997, the Company and a subsidiary retired $70 million principal amount of long-term debt with interest rates ranging from 7.19% to 8.75%, issued $100 million of long-term obligations at rates of 6.98% and 7.92% and increased short-term debt by $71 million.
        As part of the January 1997 tender offer for all of the Company's outstanding preferred stock that was announced in conjunction with a special meeting of shareholders, 1,190,062 shares of $100 par value preferred stocks were reacquired. The total cost of the stock reacquisition was $118 million. At the special meeting of shareholders held on February 28, 1997 the Company's articles of incorporation were amended to remove certain capitalization ratio requirements which restricted the Company's ability to issue unsecured debt. As a result unsecured borrowings are now limited only by the Public Utility Holding Company Act of 1935 with the current limitation set at $250 million for unsecured short-term borrowings.
REVISED AIR QUALITY STANDARDS
        On July 18, 1997, the United States Environmental Protection Agency published a revised National Ambient Air Quality Standard (NAAQS) for ozone and a new NAAQS for fine particulate matter
(less than 2.5 microns in size) in the Federal Register. These standards are expected to result in redesignation of a number of areas of the country currently in attainment to nonattainment which could ultimately dictate more stringent emission restrictions for AEP System generating units.
        The new rules provide that the states must first determine the attainment status of their areas. The states then have three years to submit a compliance plan and up to ten years after designation to come into compliance with the new standards. The compliance deadline could be as late as 2010 for the ozone standard and 2012-2015 for the fine particulate standard.

        Management is reviewing the impact of the new rules, however, we are unable to estimate compliance costs without knowledge of reductions that the states will find necessary to meet the new standards. If such reductions are significant and the Company must bear a significant portion of the cost of compliance in the region or county that is in violation of the revised standards, it could have a material adverse effect on results of operations or possibly financial condition unless such costs are recovered.

                   PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

American Electric Power Company, Inc. ("AEP")

        The annual meeting of shareholders was held in Kingsport, Tennessee on April 23, 1997. The holders of shares entitled to vote at the meeting or their proxies cast votes at the meeting with respect to the following four matters, as indicated below:

        1. Election of 12 directors to hold office until the next annual meeting and until their successors are duly elected. Each nominee for director was elected by a vote of the shareholders as follows:

             Number of Shares         Number of
                Nominee              Voted For    Votes Withheld

             Peter J. DeMaria         154,830,048     2,091,583
             John P. DesBarres        154,644,655     2,276,976
             E. Linn Draper, Jr.      154,676,011     2,245,620
             Robert M. Duncan         154,633,578     2,288,053
             Robert W. Fri            154,753,183     2,168,448
             Lester A. Hudson, Jr.    154,779,240     2,142,391
             Leonard J. Kujawa        154,705,529     2,216,102
             Gerald P. Maloney        154,823,818     2,097,813
             Angus E. Peyton          154,620,060     2,301,571
             Donald G. Smith          154,803,572     2,118,059
             Linda Gillespie Stuntz   154,717,848     2,203,783
             Morris Tanenbaum         154,687,800     2,233,831

        2. Approve the appointment by the Board of Directors of Deloitte & Touche LLP as independent auditors of AEP for the year 1997. The proposal was approved by a vote of the shareholders as follows:

             Votes FOR       155,049,794
             Votes AGAINST       775,823
             Votes ABSTAINED   1,096,014
             Broker NON-VOTES*          0

        3.   Approve the Deferred Compensation and Stock Plan for
             Non-Employee Directors. The proposal was approved by a vote of the shareholders as follows:

             Votes FOR       142,784,266
             Votes AGAINST     9,625,655
             Votes ABSTAINED   4,511,710
             Broker NON-VOTES*          0

        4. Approve amendments to the Restated Certificate of Incorporation and By-Laws to reduce the minimum required number of directors from 12 to nine. The proposal was approved by a vote of the shareholders as follows:

             Votes FOR       131,652,720
             Votes AGAINST     2,984,508
             Votes ABSTAINED   2,104,958
             Broker NON-VOTES* 20,179,445

             *A non-vote occurs when a nominee holding shares for a beneficial owner votes on one proposal, but does not vote on another proposal because the nominee does not have discretionary voting power and has not received instructions from the beneficial owner.

Appalachian Power Company ("APCo")

        The annual meeting of stockholders was held on April 22, 1997 at 1 Riverside Plaza, Columbus, Ohio. At the meeting, 13,499,500 votes were cast FOR each of the following seven persons for election as directors and there were no votes with-held and such persons were elected directors to hold office for one year or until their successors are elected and qualify:

             Peter J. DeMaria    Gerald P. Maloney
             E. Linn Draper, Jr. James J. Markowsky
             Henry W. Fayne      Joseph H. Vipperman
             William J. Lhota

        No other business was transacted at the meeting.

Indiana Michigan Power Company ("I&M")

        The annual meeting of stockholders was held on April 22, 1997 at 1 Riverside Plaza, Columbus, Ohio. At the meeting, 1,400,000 votes were cast FOR each of the following thirteen persons for election as directors and there were no votes with-held and such persons were elected directors to hold office for one year or until their successors are elected and qualify:

             Karl G. Boyd             Gerald P. Maloney
             C. R. Boyle, III         James J. Markowsky
             G. A. Clark              David B. Synowiec
             Peter J. DeMaria         Joseph H. Vipperman
             William N. D'Onofrio     William E. Walters
             E. Linn Draper, Jr.      Earl H. Wittkamper
             William J. Lhota

        No other business was transacted at the meeting.

Ohio Power Company ("OPCo")

        The annual meeting of shareholders was held on May 6, 1997 at 1 Riverside Plaza, Columbus, Ohio. At the meeting, 27,952,473 votes were cast FOR each of the following seven persons for elec-tion as directors and there were no votes withheld and such per-sons were elected directors to hold office for one year or until their successors are elected and qualify:

             Peter J. DeMaria         Gerald P. Maloney
             E. Linn Draper, Jr.      James J. Markowsky
             Henry W. Fayne           Joseph H. Vipperman
             William J. Lhota

        No other business was transacted at the meeting.
Item 5.  Other Information.

AEP and I&M

        Reference is made to page 9 of the Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 10-K") for a dis-cussion of competition and retail wheeling in Michigan. On June
5, 1997, the Michigan Public Service Commission ("MPSC") entered an order requiring electric utilities to phase in retail open access for customers, with full customer choice by 2002. Under the order, customer choice is phased in from 1997 through 2001, at the rate of 2.5% of each utility's customer load per year, with all customers becoming eligible to choose their electric supplier effective January 1, 2002. The order essentially adopted the December 1996 MPSC staff report that recommended full recovery of stranded costs of utilities, including nuclear gen-erating investment, through the use of a transition charge applicable to customers exercising choice. The order found securitization of stranded costs to be feasible, but also found that legislation is required before securitization can be used.
As required by the order, on July 31, 1997, I&M filed its imple-mentation proposal and tariff provisions. A number of petitions for rehearing and clarification of the June 5 order have been filed, including one by I&M on July 3, 1997, and other unaffili-ated parties have commenced judicial appeals.

AEP, AEP Generating Company ("AEGCo"), APCo, Columbus Southern
Power Company ("CSPCo"), I&M, Kentucky Power Company ("KEPCo") and OPCo

        Reference is made to page 22 of the 1996 10-K for a discus-sion of the assessment of long range transport of ozone precur-sors and other air quality issues.

        On June 19, 1997, the Ozone Transport Assessment Group ("OTAG") adopted recommendations to the United States Environ-mental Protection Agency ("Federal EPA") regarding source controls for nitrogen oxides ("NOx") and volatile organic com-pounds. Recommended utility source controls for NOx range from current Clean Air Act requirements to reductions of up to 85% from 1990 emission levels. Federal EPA is expected to issue proposed State Implementation Plan deficiency notices ("SIP calls") to states within the OTAG region in September 1997. The SIP calls will prescribe state-by-state NOx emission reduction requirements. Opportunity will be provided to comment on the appropriateness of Federal EPA's action.

        On July 9, 1997, Federal EPA published in the Federal Register notice of proposed New Source Performance Standard changes for NOx emissions from utility boilers. The more stringent proposed revision, if finalized, will apply to utility boilers constructed, modified or reconstructed after the date of the proposal.

        On July 31, 1997, Federal EPA published in the Federal Register proposed Regional Haze rules governing prevention and remediation of visibility impairment in mandatory Class I federal areas (national parks and wilderness areas). These proposed regulations are expected to target emissions from coal-fired power plants in conjunction with control requirements associated with the revised ozone and fine particulate National Ambient Air Quality Standards.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits:

        APCo, CSPCo, I&M, KEPCo and OPCo

             Exhibit 12 - Statement re: Computation of Ratios.

        AEP, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo

             Exhibit 27 - Financial Data Schedule.

        (b)  Reports on Form 8-K:

         Company
        Reporting    Date of Report     Items Reported

        AEP          April 1, 1997      Item 5. Other Events

        AEP          April 1, 1997      Item 7. Financial
                                        Statements and Exhibits

        AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo

        No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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

Date:  August 12, 1997